Form 10-Q
period 2000-03-31
BUY COM INC
filed 2000-05-12
CIK 1097070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  [_]  For the quarterly period ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________


                        Commission file number 000-29295

                                  BUY.COM INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        33-0816584
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

         85 Enterprise
     Aliso Viejo, California                                 92656
(Address of principal executive office)                   (Zip code)


                                (949) 389-2000
             (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No _____
                               ---

     The number of shares outstanding of the Registrant's Common Stock, par value $0.0001, as of May 1, 2000 was 131,615,126.

                                     INDEX
                                     -----

PART I      FINANCIAL INFORMATION                                                                   Page
---------------------------------                                                                   ----
Item 1.     Consolidated Balance Sheets at December 31, 1999 and March 31, 2000 (unaudited).......   1

            Unaudited Consolidated Statements of Operations for the Three Months Ended March 31,
            1999 and 2000.........................................................................   2

            Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31,
            1999 and 2000.........................................................................   3

            Notes to Consolidated Financial Statements............................................   4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.   9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk............................  30

PART II     OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings.....................................................................  31

Item 2.     Changes in Securities and Use of Proceeds.............................................  32

Item 3.     Defaults Upon Senior Securities.......................................................  33

Item 4.     Submission of Matters to a Vote of Security Holders...................................  33

Item 5.     Other Information.....................................................................  34

Item 6.     Exhibits and Reports on Form 8-K......................................................  34

            A.  Exhibits..........................................................................  34

            B.  Reports on Form 8-K...............................................................  34

Signatures........................................................................................  35

          In this Report, "BUY.COM" the "Company," "we," "us" and "our" collectively refers to BUY.COM INC. and its subsidiaries.

                                 BUY.COM INC.
                                 ------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
          (amounts in thousands, except share and per share amounts)

                                       ASSETS

                                                                                      March 31,           December 31,
                                                                                         2000                 1999
                                                                                 -----------------    -----------------
                                                                                    (unaudited)
Current Assets:
       Cash and cash equivalents                                                  $         144,479    $          24,693
       Accounts receivable, net of allowances of $1,530 and $1,104 at
          March 31, 2000 and December 31, 1999, respectively                                 24,258               18,151
       Prepaid expenses and other current assets                                             36,938               31,605
                                                                                  -----------------    -----------------
                  Total current assets                                                      205,675               74,449
Property and equipment, net                                                                  18,543               16,607
Intangibles, net                                                                             25,516               28,156
Other noncurrent assets                                                                         661                  496
                                                                                  -----------------    -----------------
                                                                                  $         250,395    $         119,708
                                                                                  =================    =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                           $          54,678    $          71,231
       Line of credit                                                                             -               12,377
       Other liabilities and accrued expenses                                                 6,211                4,768
       Deferred revenue                                                                       2,643                1,222
       Income taxes payable                                                                       3                    3
       Note Payable to stockholder                                                                -                5,000
       Current portion of long-term debt                                                        325                  321
                                                                                  -----------------    -----------------
                  Total current liabilities                                                  63,860               94,922

Long-Term Debt, net of current portion                                                        1,654                1,738
                                                                                  -----------------    -----------------

Commitments and Contingencies

Stockholders' Equity:
       Convertible Preferred stock - Series A and Series B, $0.0001 par value;
          Authorized shares - 150,000,000 at March 31, 2000; issued and outstanding--22,098,982 at December 31, 1999 and 0 at March 31,
            2000, including additional paid-in capital                                            -              104,939
       Common stock, $0.0001 par value;
          Authorized shares-850,000,000 at March 31, 2000; Issued and outstanding--93,041,193 at December 31, 1999; 131,615,126 at March
            31, 2000                                                                             13                   10
          Additional paid-in capital                                                        369,246               72,659
       Deferred Compensation                                                                 (5,822)              (8,850)
       Accumulated Deficit                                                                 (178,556)            (145,710)
                                                                                  -----------------    -----------------
                  Total stockholders' equity                                                184,881               23,048
                                                                                  -----------------    -----------------
                                                                                  $         250,395    $         119,708
                                                                                  =================    =================

 The accompanying notes are an integral part of these consolidated statements balance sheets.

                                 BUY.COM INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
          (amounts in thousands, except share and per share amounts)

                                                                  Three Months Ended
                                                                        March 31,
                                                           ---------------------------------
                                                                2000               1999
                                                           ----------------   --------------
                                                                     (unaudited)
 Net revenues                                              $        207,616   $      107,932
 Cost of goods sold                                                 198,743          108,115
                                                           ----------------   --------------

 Gross profit (loss)                                                  8,873            (183)

 Operating expenses:
     Sales and marketing                                             24,520           12,322
     Product development                                              4,370              830
     General and administrative                                       6,275            3,079
     Depreciation and amortization                                    4,036              854
     Amortization of deferred compensation                            1,201            2,115
     Charge for warrants                                                170                -
                                                           ----------------   --------------
           Total operating expenses                                  40,572           19,200
                                                           ----------------   --------------

           Operating loss                                           (31,699)         (19,383)

 Other income (expense):
     Interest income                                                  1,388              114
     Other                                                             (114)              17
                                                           ----------------   --------------

           Total other income                                         1,274              131

 Net loss before equity in losses of joint ventures                 (30,425)         (19,252)

 Equity in losses of joint ventures                                   2,421                -
                                                           ----------------   --------------

 Net loss                                                  $        (32,846)  $      (19,252)
                                                           ================   ==============

 Net loss per share:
     Basic and diluted                                     $          (0.28)  $        (0.22)
                                                           ================   ==============

 Weighted average number of common shares outstanding:
     Basic and diluted                                          115,544,187       88,300,193

       The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (amounts in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                       -----------------------------
                                                          2000               1999
                                                       ----------         ----------
                                                                (unaudited)
 Cash flows from operating activities:
    Net loss                                           $ (32,846)         $ (19,252)
    Adjustments to reconcile net loss to
     net cash used in operating activities
     Depreciation and amortization                         4,036                854
     Loss on disposal of fixed assets                        161                  -
     Amortization of deferred compensation                 1,201              2,115
     Charge for warrants                                     170                  -
     Changes in assets and liabilities:
       Accounts receivable                                (6,107)            (1,877)
       Prepaid expenses and other current
        assets                                            (5,503)                903
       Other noncurrent assets                              (165)               (331)
       Accounts payable                                  (16,553)             15,614
       Accrued expenses and other liabilities              1,443                (151)
       Deferred revenue                                    1,421               1,119
                                                     -----------          ----------
        Net cash used in operating activities            (52,742)             (1,006)
                                                     -----------          ----------

 Cash flows from investing activities:
    Purchase of property and equipment                    (3,632)               (728)
    Proceeds from sale of equipment                          456                   -
                                                     -----------          ----------
        Net cash used in investing activities             (3,176)               (728)
                                                     -----------          ----------

 Cash flows from financing activities:
    Net proceeds from Initial Public Offering             192,305                  -
    Repayments to stockholder                              (5,000)                 -
    Exercise of stock options                                 856                  3
    Repayments under line of credit, mortgage and
       other obligations                                  (12,457)                (6)
                                                     ------------         ----------
        Net cash provided by (used in) financing
          activities                                      175,704                 (3)
                                                     ------------         ----------

 Net increase (decrease) in cash and cash
   equivalents                                            119,786             (1,737)

 Cash, beginning of period                                 24,693              9,221
                                                     ------------         ----------
 Cash, end of period                                  $   144,479          $   7,484
                                                     ============         ==========

 Supplemental cash flow information:
   Cash paid during the year for:
     Interest                                         $     1,295          $      26
                                                     ============         ==========
     Income taxes                                     $         6          $       -
                                                     ============         ==========

 Summary of non-cash investing and financing
   activity:
     Stock issued in connection with domain name
     purchases                                        $       316          $     430
                                                     ============         ==========

       The accompanying notes are an integral part of these consolidated statements.

                                  BUY.COM, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



1.  COMPANY BACKGROUND

          BUY.COM INC. and its subsidiaries, collectively (the "Company" or "BUY.COM"), is a multi-category Internet superstore, offering a selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance equipment, golf related products, consumer electronics and travel services. Through nine online specialty stores, the Company offers products in a convenient, intuitive shopping interface that features extensive product information and multi-media presentations. The Company's e-commerce portal, www.buy.com, links all of the nine specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. BUY.COM uses a business model that includes outsourcing the majority of its operating infrastructure, such as distribution and fulfillment functions, customer service and support, credit card processing, and the hosting of the Company's system infrastructure and database servers.

          BUY.COM (formerly BuyComp, LLC and Buy Corp.) was organized in June 1997 and began offering products for sale through its web site in November 1997. From BUY.COM's inception through mid-November 1997, the Company had no sales. During this period, the Company's operating activities primarily involved the development of the necessary infrastructure and the original BuyComp.com web site. In August 1998, the Company changed its web site designation to www.buy.com.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Unaudited Interim Financial Information

          The interim consolidated financial statements as of March 31, 2000 have been prepared by BUY.COM pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's final prospectus related to its initial public offering filed with the SEC on February 8, 2000.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

       For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original majority of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities.

Revenue Recognition

       Net revenues include product sales net of returns and allowances, advertising sales, warranty sales net of amounts paid to the national insurance provider, and gross outbound shipping and handling charges. The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when the products are shipped to customers. Gross outbound shipping and handling charges are included in net sales. The Company provides an allowance for sales returns, which is based on historical experience. In certain cases, credit card companies require the Company to charge customers' credit cards to obtain authorization. In such cases, the Company defers revenue recognition until it has confirmed shipment of the goods to the customer. For all product sales transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although these risks are mitigated through arrangements with credit card issuers, shippers and suppliers.

       The Company recognizes revenue from advertising sales ratably over the term of the advertising campaigns, which usually range from one to twelve months. To the extent that advertising customers have paid the Company for advertisements that have yet to be published on the Company's Web site, the Company defers revenue recognition until such advertisements are delivered. In 1999, the Company entered into a three-year advertising contract. Under the terms of this contract, the Company will receive monthly payments of equal amounts. This long-term contract comprised less than 10% of the Company's advertising revenues for the three months ended March 31, 2000. The Company has no other advertising contract with a term in excess of one year.

Recent Accounting Pronouncements

       On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

3.  BUSINESS ACQUISITIONS, DISPOSITIONS, AND INVESTMENTS

Business Disposition

       In October 1999, the Company declared a common stock dividend of 75% of the capital stock, on an "as converted" basis, of one wholly owned subsidiary, BUYNOW INC. ("BUYNOW") to all stockholders of record as of October 13, 1999. The Company effected the dividend in April 2000, and on the date of the dividend, the Company owned preferred stock representing 25% of the capital stock of BUYNOW, on an "as converted" basis. The BUYNOW preferred stock has a liquidation preference over the common stock and is convertible into BUYNOW common stock.

International Joint Ventures

       In 1999, the Company entered into a letter of intent with SOFTBANK America, Inc. ("SOFTBANK America") to form three international joint ventures in which the Company would have 50% ownership interests. The parties are currently in discussions regarding these agreements and the ownership structure is subject to change. For purposes of this report, the Company assumes that it has a 40% ownership interest and will therefore not maintain sufficient voting control to consolidate these joint ventures. The loss associated with these joint ventures is included in the line item "Equity in losses of joint ventures" for the three months ended March 31, 2000. In the event the final definitive agreements provide for a different ownership interest, we would be required to adjust our percentage of losses for the period.

4.  LONG TERM DEBT

       On February 14, 2000, the Company repaid all of the outstanding amounts under its credit facility with a commercial bank, totaling $12.4 million. On April 20, 2000, the Company cancelled its $15 million credit facility with this commercial bank.

       The Company replaced its irrevocable standby letter of credit, used to secure its office space, in the amount of $2.6 million from its previous commercial lender with a new $2.6 million irrevocable standby letter of credit from a new commercial bank.

       In April 2000, the Company sold an office building to a trust controlled by Scott A. Blum (the "Founder/Shareholder") for approximately $1.3 million, the fair market value on the date of sale. The Company used the proceeds from the sale of the building to repay its outstanding loan for such building.

5.  STOCKHOLDER'S EQUITY

       On February 8, 2000, the Company completed an initial public offering in which the underwriters sold to the public 16,100,000 shares of common stock, including 2,100,000 shares in connection with the exercise of the underwriters' over-allotment option, at $13.00 per share. The Company's proceeds from the offering, after deducting underwriting discounts and commissions, were $12.09 per share, or $194,649,000 in the aggregate. As of the closing date of that offering, all of the convertible preferred stock outstanding was converted into an aggregate of 22,098,982 shares of common stock.

6.  LOSS PER SHARE

          Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

  The following represents the calculations for basic and diluted net loss per share:


                                                    Three months ended
                                                         March 31,

Basic:                                             2000                 1999
                                               ------------         -----------
                                                       (unaudited)
Net loss...............................        $    (32,846)        $   (19,252)
Weighted average common shares.........         115,544,187          88,300,193
                                               ------------         -----------
Net loss per common share..............        $      (0.28)        $     (0.22)
                                               ============         ===========

Diluted:
Net loss...............................        $    (32,846)        $   (19,252)
Weighted average common shares.........         115,544,187          88,300,193
Stock options adjustment............                      -                   -
                                               ------------         -----------
Average common shares outstanding......         115,544,187          88,300,193
                                               ------------         -----------
Net loss per common share..............        $      (0.28)        $     (0.22)
                                               ============         ===========

All of the Company's stock options and warrants are excluded from diluted loss per share since their effect is antidilutive.

8.  COMMITMENTS AND CONTINGENCIES

         Please refer to "Part II - Other Information - Item 1" of this report for a discussion of Legal Proceedings.

9.  RELATED PARTY TRANSACTIONS

         Effective in January 2000, the Company cancelled an office space lease agreement with a trust controlled by the Founder/Shareholder.

         On February 14, 2000, the Company repaid a $5.0 million loan to a trust controlled by the Founder/Shareholder. Interest paid in connection with this loan was approximately $253,000.

         In April 2000, the Company sold an office building to a trust controlled by the Founder/Shareholder for approximately $1.3 million, the fair market value on the date of sale.

         On April 20, 2000, the Company terminated its $15 million credit facility with a commercial bank. Upon termination of the credit facility, the obligations of the Founder/Shareholder's trust, as a guarantor, were terminated.

         On April 26, 2000, we effected a dividend of 75% of the capital stock, on an "as converted" basis of BUYNOW to all of the stockholders of record as of October 13, 1999. As a part of the dividend, several of our officers and directors received shares of BUYNOW common stock. The Company also entered into a technology and trademark license agreement to license BUYNOW its e-commerce technology related to the BUYNOW business, and a license to use the BUYNOW trademark and domain name rights. The Company entered into a non-competition agreement with BUYNOW that imposes certain restrictions on BUYNOW's business. BUYNOW also issued the promissory note to the Company for approximately $600,000 for accrued intercompany debt.

10.  INCOME TAXES

         The Company incurred taxable losses for federal and state purposes for the three months ended March 31, 2000 and the three months ended March 31, 1999. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for certain state and local jurisdictions.

PART 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us that are based on our current expectations, assumptions, estimates and projections about us and our industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "estimates" and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning strategic relationships and distribution arrangements, the ability to sustain growth and expand resources, the occurrence of system failures, the amount of product and advertising revenues, the growth of gross product margin, expansion into new product categories and international expansion, pending legal proceedings, the need for additional capital, projected operating losses, the growth and retention of our customer base, potential contractual, intellectual property or employment issues, attraction and retention of key executives, technical personnel and other property or employment issues, and potential "Year 2000" problems. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Further, the information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our prospectus related to our initial public offering filed with the SEC on February 8, 2000, discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.
We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

          BUY.COM is a leading multi-category Internet superstore based on our net revenues and the amount of traffic to our Web site. We offer a comprehensive selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, consumer electronics, golf-related products and travel services at everyday low prices. BUY.COM was organized as a California limited liability company in June 1997 under the name BuyComp LLC and was incorporated in Delaware as Buy Corp. in August 1998. In November 1998, we changed our name to BUY.COM INC.

          We derive revenues principally from the sale of products and, to a lesser extent, from paid advertisements on our Web site. We recognize product revenue upon shipment of products. We generally recognize advertising revenue straight line over the period of time an advertisement runs on our site. In some circumstances, our agreements with advertisers require consumer action, in which cases, we recognize advertising revenue when the consumer action is completed.

          We have employed a business model that includes outsourcing the majority of our infrastructure to leading national distribution and fulfillment providers with established expertise. Through this model, we capitalize on the cost efficiencies achieved by our distribution providers and minimize our infrastructure and operating expenses, enabling us to pass significant savings on to our customers. Additionally, by aligning with leading distributors in each of our product categories, we can use their significant inventories and distribution capabilities to offer a broader selection of products at lower costs than traditional retailers can.

          Consistent with our merchandising strategy, we have started to raise prices on many of our products. Since the second quarter of 1999, we have increased our product margins without experiencing a decline in overall sales volumes or customer levels. Although we intend to continue these selective price increases, under our long-term business model, we expect to maintain lower relative product margins than many other online and offline retailers, while generating high sales volumes. For this reason, our ability to become and remain profitable depends upon our ability to substantially increase our net revenues. We cannot be certain that our sales growth will continue or that we will ever become profitable.

          To date, our sales of computer hardware and software products have accounted for the vast majority of our net revenues. Our sales of products in other categories constituted less than 15% of our net revenues for the three months ended March 31, 2000 and for the three months ended March 31, 1999. None of these other categories individually constituted more than 10% of our net revenues during these periods. As we continue to expand into new product categories, we expect sales of products other than computer hardware and software to be an increasingly larger component of our business in the future. Product sales, including shipping and handling, accounted for 95.1% of net revenues for the three months ended March 31, 2000 and 98.6% of net revenues for the three months ended March 31, 1999.

          Shipping and handling net revenues were $8.1 million for the three months ended March 31, 2000 and $6.3 million for the three months ended March 31, 1999. The gross profit on our shipping and handling net revenues during these periods was $1.8 million and $3.6 million, respectively. Shipping and handling results are a direct function of our product sales and are an integral part of our merchandising and pricing strategy. Accordingly, we believe shipping and handling net revenues and the corresponding gross profit on these net revenues cannot be viewed independent of product sales and gross profit.

          We currently generate additional revenues from vendor co-op advertising as well as media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. These media advertising revenues are generally derived from short-term advertising contracts in which we typically guarantee a minimum number of advertising impressions to be delivered to users over a specified period of time for a fixed fee. In the cases where we guarantee a minimum number of advertising impressions, we defer a portion of the advertising revenues until the minimum number of impressions has been achieved. Advertising sales accounted for 4.9% of net revenues for the three months ended March 31, 2000 and 1.4% of net revenues for the three months ended March 31, 1999.

          Our net revenues are also net of coupon redemptions. Coupon redemptions result in a reduction of gross revenues in the period the coupons are redeemed by an amount equal to the value of the coupons redeemed. Coupon redemptions were $2.3 million, or 1.1% of net revenues, for the three months ended March 31, 2000. We had no coupon redemptions for the three months ended March 31, 1999.

          We are expanding our business into international markets both independently and through joint ventures with third parties that will provide expertise in local markets and financial resources to the joint ventures. However, we cannot assure you that we will be successful in our efforts to expand internationally and a number of factors may affect our ability to do so, including our ability to staff and manage foreign operations, tariffs and other trade barriers, and our ability to adapt to foreign regulatory requirements affecting e-commerce.

          We have incurred significant losses since our inception and our cost of sales and operating expenses have increased dramatically. This trend reflects the costs associated with the formation of BUY.COM, as well as our increased efforts to promote the BUY.COM brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand our Web site and related transaction-processing systems. We intend to continue to invest heavily in marketing and promotion, Web site development, and technology and operating infrastructure development. We believe that we will continue to incur substantial operating losses for the foreseeable future. Although we have experienced significant revenue growth in recent periods, this growth may not be sustainable, and we may never achieve profitability.

RESULTS OF OPERATIONS

Net Revenues

          Net revenues were $207.6 million for the three months ended March 31, 2000, a 92.4% increase from $107.9 million for the three months ended March 31, 1999. The increase resulted from significant growth in our customer base and repeat purchases from our existing customers. The increase is also due to the launch of new online stores. Net revenues for the three months ended March 31, 2000 include the effect of $2.3 million in coupon redemptions for the quarter compared to no coupon redemptions for the three months ended March 31, 1999.

Cost of Goods Sold

          Cost of goods sold consists primarily of the cost of products sold, and the related distribution and fulfillment costs, including shipping. Cost of goods sold increased to $198.7 million for the three months ended March 31, 2000 from $108.1 million for the three months ended March 31, 1999 primarily as a result of the significant increase in our net revenues. Gross margin increased to 4.3% for the three months ended March 31, 2000 from (0.2%) for the three months ended March 31, 1999. This increase in gross margin was primarily attributable to more sophisticated merchandising and pricing management of the company's product mix and an increased contribution of higher margin advertising revenues.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as credit card fees, outsourced customer service fees, and payroll associated with our advertising and marketing personnel. Sales and marketing expenses increased to $24.5 million for the three months ended March 31, 2000 from $12.3 million for the three months ended March 31, 1999. Sales and marketing expenses as a percentage of net revenues increased to 11.8% for the three months ended March 31, 2000 from 11.4% for the three months ended March 31, 1999. The increase, both as a percentage of net revenues and in absolute dollars, was primarily attributable to the expansion of our advertising campaigns both online and in more traditional media. The increase in our sales and marketing expenses was also due, to a lesser extent, to increased personnel and related expenses required to implement our marketing strategy as well as the costs associated with the sponsorship of the buy.com Tour. We intend to continue to pursue an aggressive branding and marketing campaign in order to attract new customers and retain existing customers. As a result, we expect marketing and sales expenses to continue to increase in absolute dollars in future periods.

Product Development Expenses

     Product development expenses consist primarily of personnel and other expenses associated with developing and enhancing our Web site, as well as associated facilities and related expenses. Product development expenses increased to $4.4 million for the three months ended March 31, 2000 from $830,000 for the three months ended March 31, 1999. Product development expenses as a percentage of net revenues increased to 2.1% for the three months ended March 31, 2000 from 0.8% for the three months ended March 31, 1999. The increase was primarily due to increased personnel and outside consulting costs required to enhance the features, content, and functionality of our online stores and transaction processing systems. We intend to continue to enhance our technology and information systems and expect product development expenses to continue to increase in absolute dollars in future periods.

General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional fees, and other general corporate expenses. General and administrative expenses increased to $6.3 million for the three months ended March 31, 2000 from $3.1 million for the three months ended March 31, 1999. General and administrative expenses as a percentage of net revenues increased to 3.0% for the three months ended March 31, 2000 from 2.8% for the three months ended March 31, 1999. The increase was primarily attributable to increased headcount and related expenses associated with the hiring of additional personnel, and increased professional expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our sales, increase our staff, and incur additional costs related to the growth of our business.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses consist primarily of the amortization of goodwill associated with business acquisitions, as well as fixed asset depreciation. Depreciation and amortization increased to $4.0 million for the three months ended March 31, 2000 from $854,000 for the three months ended March 31, 1999. Depreciation and amortization expenses as a percentage of net revenues increased to 2.0% for the three months ended March 31, 2000 from 0.8% for the three months ended March 31, 1999. The increase is primarily attributable to the amortization of the acquisition of BuyGolf in October 1999, which is being amortized over a three-year period. The increase is also attributable, to a lesser extent, to additional depreciation of fixed assets acquired during the period.

Amortization of Deferred Compensation

          Amortization of deferred compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting for such grants, which is typically four years, using the double declining balance method. Amortization of deferred compensation decreased to $1.2 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. Amortization of deferred compensation decreased to 0.6% for the three months ended March 31, 2000 from 2.0% for the three months ended March 31, 1999. The decrease is due to fewer grants issued below the deemed fair value of the stock and to the double declining balance method used to account for such deferred compensation.

Charge for Warrants

          Charge for warrants represents the amortization of the warrants issued to one of our suppliers. The charge for warrants was $170,000 and there was no charge during the previous year.

Other Income (Expense)

          Total other income increased to $1.3 million for the three months ended March 31, 2000 from $131,000 for the three months ended March 31, 1999. The increase was largely due to interest income related to the net proceeds from our initial public offering.

Equity in Losses of Joint Ventures

          Equity in losses of joint ventures represents the losses associated with our ownership interest in our joint venture partnerships, including our international business initiatives and Buytravel.com. The equity in losses of joint ventures was $2.4 million for the three months ended March 31, 2000 and there was no charge during the three months ended March 31, 1999. This treatment assumes that our ownership interest in the international joint ventures is 40% and our ownership interest in Buytravel.com is 50%. However, we are currently in discussions regarding our international joint venture agreements and the ownership structure of these joint ventures is subject to change.

Net Loss

          Our net loss increased to $32.8 million for the three months ended March 31, 2000 from $19.3 million for the three months ended March 31, 1999. The increase in net loss was primarily due to increased operating expenses, increase in amortization of goodwill, and increase in equity in losses of joint ventures.

Liquidity and Capital Resources

          At March 31, 2000, our principal sources of liquidity consisted of $144.5 million of cash compared to $24.7 million of cash at December 31, 1999. In February 2000, we completed an initial public offering in which the underwriters sold to the public 16,100,000 shares of common stock, including 2,100,000 shares in connection with the exercise of the underwriters' over-allotment option, at $13.00 per share. Our proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $192.2 million in the aggregate. We regularly invest in short-term government mortgage backed bonds, highly rated corporate securities and money market funds.

          Net cash used in operating activities was $52.7 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively. Net operating cash flows for the three months ended March 31, 2000 were primarily attributable to approximately $32.8 million in net losses, approximately $16.6 million in a reduction of accounts payable, and to a lesser extent, increases in accounts receivable, payments made in connection with the sponsorship of the buy.com Tour, and partially offset by non-cash charges for depreciation and amortization. Net operating cash flows for the three months ended March 31, 1999 were primarily attributable to net losses offset by an increase in accounts payable and non-cash charges for depreciation and amortization.

          Net cash used in investing activities was $3.2 million and $728,000 for the three months ended March 31, 2000 and 1999, respectively, and primarily consisted of purchases of fixed assets.

          Net cash provided by financing activities of $175.7 million for the three months ended March 31, 2000 resulted primarily from net proceeds from our initial public offering offset by the repayment of our credit facility and a promissory note to a stockholder.

          We anticipate that we will have negative cash flows for the foreseeable future. We also currently anticipate that we will invest approximately $20.0 million to $30.0 million in capital expenditures over the next twelve months to expand our infrastructure. These expenditures will include enhancements in our Web site to improve functionality and navigation, incorporating features that are intended to improve the customer shopping experience and scalability and performance of our Web site. We expect to fund these expenditures with working capital, including the proceeds from our initial public offering.

          As of March 31, 2000, our principal commitments consisted primarily of obligations in connection with the acquisition of fixed assets and leases, commitments for advertising and promotional arrangements and commitments related to our joint venture with United Airlines, Inc.

          We have also entered into a binding letter of intent with SOFTBANK America, Inc. and its affiliates to form three separate international joint ventures in various international territories. Under the letter of intent we would have a 50% ownership interest in each of the joint ventures and would commit approximately $7.7 million in connection with the formation of these international joint ventures. However, the parties are currently in discussions regarding this letter of intent and our ownership structure is subject to change. Depending on the ultimate resolution of the ownership structure, our capital contribution requirements may change. In the event additional funding for the joint ventures is required, we may be required to invest additional capital into one or more of the joint ventures or seek third party investors which would dilute our ownership in the joint ventures. There can be no assurance that additional financing for the joint ventures will be available on acceptable terms, if at all.

          In connection with our 50% joint venture with United Airlines, Inc., we will make capital contributions, in proportion to our respective ownership interests, necessary to provide advertising and marketing support for Buytravel.com. We are required to make a $2.0 million initial capital investment to Buytravel.com. In addition, we have each agreed to provide $18.0 million in marketing support to Buytravel.com over three years from the effective date of the agreement. This marketing support may be in the form of cash marketing expenditures for Buytravel.com or other in kind co-branded marketing activities such as promotional e-mail distributions and placement of Buytravel.com advertisements in our marketing materials.

          We believe that our current cash balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund our operations. There can be no assurance that financing will be available in amounts or on acceptable terms, if at all. In addition, we will periodically consider the acquisition of or investment in complimentary businesses, products, services and technologies which may impact our liquidity requirements or cause us to issue additional equity securities.

YEAR 2000

          Many existing computer systems and software were coded to accept only two digit entries in the date code field and did not distinguish 21st century dates from 20th century dates. Prior to January 1, 2000, there was a great deal of concern regarding this inability of computer systems and software to adequately distinguish such dates, which induced companies, including us, to complete various compliance and remediation work leading up to the Year 2000.
To date, we have not experienced any Year 2000 problems in our computer systems or operations. However, other companies, including us, could experience latent Year 2000 problems such as system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability of our third party systems to provide access to our Web site and transaction processing systems and a failure of our credit card processing agent to process our orders. Any such latent Year 2000 problems could result in a decrease in sales of products, an increase in allocation of resources to address such problems without additional revenue commensurate with such dedication of resources, or other costs which could have a material adverse affect on our business.

RISK FACTORS

          Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below, in addition to the other information in this report and our other filings with the SEC, including our prospectus filed with the SEC on February 8, 2000 are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely affected, the value of our stock could decline, and you may lose all or part of your investment.

Ingram Micro's failure to supply and fulfill our computer hardware and software products could reduce our revenues and harm our business

          We depend on Ingram Micro, Inc. to provide all of our computer hardware and software products and to fulfill our customers' orders. To date, a substantial majority of our product sales revenues has been derived from computer hardware and software products acquired from Ingram Micro. We cannot guarantee that Ingram Micro will continue to supply a sufficient quantity of inventory on a timely basis to satisfy our order requirements. If Ingram Micro were to terminate or refuse to renew our distribution arrangement with them, we would have to purchase our computer hardware and software products from other distributors. In addition, in the event we do not purchase at least $350.0 million of products from Ingram Micro during the term of our agreement with them, our current pricing schedules could be revised. Ingram Micro's termination of or failure to renew our contract could cause significant delays in our ability to fulfill our customers' orders, and we may not be able to locate another distributor that can provide comparable fulfillment, processing and shipping services in a timely manner, on acceptable commercial terms, if at all. Our distribution agreement with Ingram Micro terminates in March 2001.

          We are also subject to risks associated with Ingram Micro's ability to replenish its inventory in a timely manner. To the extent Ingram Micro maintains computer hardware and software products in-stock, we have an obligation to purchase these items exclusively from them. Due to this purchasing arrangement, our customers' orders could be significantly delayed if we need to seek other distributors to fulfill our customers' orders. Our distribution agreement with Ingram Micro does not require them to set aside any amount of inventory to fulfill our orders or to give our orders priority over other resellers to whom they sell. Furthermore, some vendors may decide, for reasons outside our control, not to offer particular products for sale on the Internet. These vendors may also cause Ingram Micro not to sell products to us. Ingram Micro's delay or inability to supply our orders would substantially harm our business.

          Our future success also depends on our ability to provide timely and accurate order fulfillment. We depend on Ingram Micro to process and ship substantially all of the computer hardware and software products that we sell to our customers. However, we have limited control over their shipping and processing procedures. Ingram Micro's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, physical and electronic break-ins, earthquakes and similar events. We do not carry sufficient business interruption insurance to compensate us for any losses that could occur as a result of Ingram Micro's inability to perform for any reason.

We are dependent on several third party providers to fulfill a number of our retail functions. If these parties are unwilling or unable to continue providing services to us, our business could be seriously harmed

          We are currently dependent on our distribution and fulfillment providers to manage inventory, process orders and distribute products to our customers in a timely manner. In addition to our contract with Ingram Micro for computer hardware and software products, we have supply and distribution contracts with Ingram Entertainment Inc. for videos, DVDs, games and the purchase and fulfillment of our consumer electronics products, Nashville Computer Liquidators L.P. for our clearance products and Valley Media, Inc. for music products. We do not have any long-term agreements with any of these third parties. We purchase all of our books from the Ingram Book Company, which are shipped and processed by Ingram Fulfillment Services, Inc. and we use Las Vegas Golf & Tennis, Inc. as the primary source for the golf equipment and accessories that we sell. In addition, our joint venture with United Airlines relies on a third party for the supply and fulfillment of the travel services that we offer. If we do not maintain our existing relationships with these providers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at low prices, and customers may refuse to shop at our online store. In addition, manufacturers may decide, for reasons outside our control, not to offer particular products for sale on the Internet. Other manufacturers have chosen not to authorize any Internet resellers or Internet resellers without a traditional "brick and mortar" retail store. If we are unable to supply products to our customers, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

          We rely on our distributors to fulfill a number of traditional retail functions, including maintaining inventory and preparing merchandise for shipment to individual customers. In the future, our vendors may not be willing to provide these services at competitive rates. In addition, vendors may refuse to develop the communications technology necessary to support our direct shipment infrastructure. We also have no effective means to ensure that our providers will continue to perform these services to our satisfaction. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if we or our providers are unable to deliver products on a timely basis. If our customers become dissatisfied with our distributors and third party service providers, our reputation and the BUY.COM brand could suffer.

          Our operations are also heavily dependent upon a number of other third parties for customer service and support, credit card processing, and hosting our system infrastructure and database servers. In addition, our distributors and fulfillment providers use the Federal Express Corporation, United Parcel Service and the United States Postal Service to deliver substantially all of our products. If the services of any of these third parties become unsatisfactory, our customers may experience lengthy delays in receiving their orders, and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms.

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future

          We have not achieved profitability since our inception, and we incurred net losses of $130.2 million for the year ended December 31, 1999 and $32.8 million for the three months ended March 31, 2000. We expect to continue to incur losses for the foreseeable future due to additional costs and expenses related to:

          - the implementation of our business model and our pricing strategies;

          -  brand development, marketing and other promotional activities;

          -  the expansion of our product and service offerings;

          - the continued development of our Web site, transaction processing systems and network infrastructure;

          -  the development of strategic relationships; and

          -  our ability to effectively merchandise and manage our product mix.

          Because we sell a substantial portion of our products at very competitive prices, we have extremely low and sometimes negative gross margins on our product sales. Our ability to become profitable depends on, among other things:

          - our ability to generate and sustain substantially higher net sales with improved gross margins while maintaining reasonable operating expense levels;

          -  our ability to generate significant advertising revenue; and

          -  our ability to provide other higher margin products and services.

We have only been operating our online business since November 1997 and face challenges related to early stage companies in rapidly evolving markets

          We were founded in June 1997 and began our online operations in November 1997. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving online commerce market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of managing growth and the use of our business model. To address these risks, we must, among other things:

          -  expand our customer base;

          -  enhance our brand recognition;

          -  expand our product and service offerings;

          - access sufficient product inventory to fulfill our customers' orders;

          -  successfully implement our business and marketing strategy;

          -  provide superior customer service and order processing;

          -  respond effectively to competitive and technological developments;
             and

          -  attract and retain qualified personnel.

Our future operating results may fluctuate and cause the price of our common stock to decline

          Our limited operating history and the emerging nature of the markets in which we operate make it difficult to accurately predict our future revenues. We expect that our revenues and operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. The factors that could cause our operating results to fluctuate include, but are not limited to:

          -  our ability to build and maintain customer loyalty;

          - the introduction of new or enhanced Web pages, services, products and strategic alliances by us and our competitors;

          - price competition on the Internet or higher wholesale prices in general;

          -  the success of our brand building and marketing campaigns;

          -  our ability to effectively merchandise and manage our product mix;

          -  our ability to increase advertising revenues;

          -  our ability to maintain and expand our distribution relationships;

          -  fluctuations in the amount of customer spending on the Internet;

          -  increases in the cost of online or offline advertising;

          -  unexpected increases in shipping costs or delivery times;

          -  government regulations related to use of the Internet for commerce;

          - our ability to maintain, upgrade and develop our Web site, transaction processing systems and network infrastructure;

          -  technical difficulties, system downtime or Internet brownouts;

          - the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

          - general economic conditions and economic conditions specific to the Internet and online commerce.

Our business model is new and unproven, and we may not be able to achieve profitability

          We are subject to risks due to the unproven and evolving nature of our business model and aggressive pricing strategy. The success of our business model depends on the volume of customers that visit our Web site and purchase our products, as well as our ability to generate significant online advertising revenues. To this end, we have worked hard to build our brand name and enhance our customer loyalty by selling our products at extremely low prices and maintaining very low, and sometimes negative, gross margins on our product sales. We intend to implement various strategies to improve our gross margins going forward, which may include raising prices on products and product categories from time to time. To the extent we raise the prices on our merchandise, our product sales may decline. We may also have to increase our prices if distributors receive pressure from manufacturers to discontinue sales to us as a result of our low price strategy. If the amount of traffic to our Web site decreases due to price increases or otherwise, we may become less attractive to our current and potential advertisers. As a result, our margins and advertising revenues may decline.

Our recent growth has strained our resources, and if we are unable to manage and sustain our growth, our operating results will be impaired

          We have rapidly expanded our operations and anticipate that we must continue to expand our operations to address potential market opportunities. If we are unable to manage growth effectively or if we experience disruptions during our expansion, our operating results will suffer. Recent increases in our employee base and the volume of our merchandise sales have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. For example, we expanded from seven employees at December 31, 1997 to 248 employees at March 31, 2000. Our new employees include a number of key managerial and technical employees who have not yet been fully integrated into our management team, and we expect to add additional key personnel in the near future. To manage growth in our operations, we will need to improve or replace our existing Web site, financial systems, procedures and controls. In addition, we will need to expand, train and manage our increasing employee base. We will also need to expand our finance, administrative, technical and operations staff.

System failures could prevent access to our online store and harm our business and results of operations

          Our sales would decline and we could lose existing or potential customers if they are not able to access our online store or if our online store, transaction processing systems or network infrastructure do not perform to our customers' satisfaction. Any network interruptions or problems with our Web site could:

          -  prevent customers from accessing our online stores;

          -  reduce our ability to fulfill orders;

          -  reduce the number of products that we sell;

          -  cause customer dissatisfaction; or

          -  damage our reputation.

          We have experienced brief computer system interruptions in the past, and these interruptions may recur. If the number of customers visiting our Web site continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure significantly. We may not be able to make timely upgrades to our systems and infrastructure to accommodate increases in the number of customers.

          Our systems and operations are also vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, physical and electronic break-ins, earthquakes and other similar events. For example, all of our servers are currently located in Southern California, a seismically active region. Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Any substantial disruption of this sort could completely impair our ability to generate revenues from our Web site. We do not presently have a formal disaster recovery plan in effect and do not carry sufficient business interruption insurance to compensate us for losses that could occur.

We rely on a relatively new management team and need additional personnel to grow our business

          Several of our executive officers are relatively new, and we intend to continue to hire key management personnel. For example, our future success depends in part on the continued services of Gregory J. Hawkins, our Chief Executive Officer, and Mitch C. Hill, our Chief Financial Officer. We may experience difficulty assimilating our recently hired managers, and we may not be able to successfully locate, hire, assimilate and retain other qualified key management and technical personnel. Our business is also largely dependent on the personal efforts and abilities of other members of senior management, as well as other key personnel. Any of our officers or employees can terminate their employment relationship at any time. We do not maintain key person life insurance on any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

          Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. We plan to hire additional personnel in all areas of our business. Competition for technical and other types of personnel is intense, particularly in the Internet industry. As a result, we may be unable to successfully attract or retain qualified personnel.

Online security risks could seriously harm our business

          A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on licensed encryption and authentication technology to provide the security and authentication necessary for secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. In the event someone circumvents our security measures, it could seriously harm our business and reputation, and we could lose customers. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information.

If we are not able to generate significant advertising revenue, we may not be able to achieve profitability

          Our future success will depend in part on the willingness of product manufacturers and other advertisers to advertise on our Web site. The market for Internet advertising is new and rapidly evolving. As a result, there is significant uncertainty about the demand for and market acceptance of Internet advertising. In addition, the number of Web sites that offer advertising opportunities has dramatically increased in the last year, thus increasing the competition for available advertising revenue. We cannot assure you that the market for Internet advertising will continue to expand, that it will become sustainable or that we will be able to continue to provide an attractive forum for advertisers. If the market for Internet advertising fails to develop, develops more slowly than we expect or if we do not provide an attractive forum for advertisers, our business may not achieve profitability.

          Because our advertising revenues carry higher gross margins than our product sales, any decline in our advertising revenues would have a disproportionate impact on our overall gross margin. If our current and potential advertisers find Internet advertising to be less effective for promoting their products and services than traditional advertising, they may choose to decrease or discontinue advertising on the Internet or on our Web site. If our advertising revenues decline, we may not be able to replace these revenues through other programs or through our product sales.

Our recent and planned expansion into new product categories and business areas is costly, risky and may not be profitable

          We have pursued an aggressive expansion strategy in the past year, opening several new online stores and acquiring BuyGolf.com. Continued expansion of our operations requires substantial expenses and development, operations and editorial resources, and strains our management, financial and operational resources. We may choose to continue to expand our operations by:

          -  developing new Web sites;

          -  pursuing new or complementary products, services or sales formats;

          - expanding the breadth and depth of the products and services that we offer; or

          - expanding our market presence through relationships with third parties.

          As we expand into other product or service offerings, we risk diluting our brand name, confusing customers and decreasing interest from our advertisers. In addition, we could be exposed to additional or unexpected risks as we enter into new business areas and may be forced to abandon our current business model or alter our strategic plans. If our expansion efforts are unsuccessful, our business may suffer, and we may lose potential market opportunities.

          In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We may not be able to expand our efforts and operations in a cost-effective or timely manner and these efforts may not achieve market acceptance. Furthermore, any new business or Web site that we launch that is not favorably received by customers could damage our reputation or the BUY.COM brand.

If sales from our computer products decline, our operating results will suffer

          Our operating results substantially depend on product revenue from the sale of computer hardware, software products and peripherals. To date, a substantial majority of our product sales revenues are derived from computer hardware and software products. We expect that revenue from these products will continue to represent more than a majority of our total product revenues during the next twelve months. We could experience declines in these product sales due to several factors, including, but not limited to:

          - decreased customer demand for computer hardware, software and peripheral products;

          -  increased price competition from our competitors;

          - technological obsolescence of the computer hardware, software and peripheral products that we offer; or

          - decisions by manufacturers of computer products to curtail or eliminate the sale of products or categories of products over the Internet or by us.

          If we are unable to maintain our current sales levels of computer hardware, software and peripheral products, our financial condition and results of operations would suffer.

We must continue to develop and maintain the BUY.COM brand, which is costly and may not generate corresponding revenues

          Maintaining and strengthening the BUY.COM brand is an important factor in attracting new customers, building customer loyalty and attracting advertisers. Accordingly, we intend to continue to pursue an aggressive promotional strategy to enhance our brand. These initiatives have involved, and are expected to continue to require, significant expenditures. If we are unsuccessful in our promotional efforts, we may never be able to recover these expenses or increase our revenues or margins. We also believe potential customers and advertisers are driven to our online store because of our strong brand recognition. If advertisers do not believe our Web site is an effective marketing and sales channel for their merchandise, or if customers do not perceive us as offering a desirable way to purchase merchandise, our branding efforts will suffer and we may lose customers.

          Our ability to build and strengthen the BUY.COM brand depends largely on:

          -  the success of our advertising and promotional efforts;

          - our ability to provide our customers with a broad range of products at competitive prices with timely fulfillment; and

          -  our ability to provide high quality customer service.

          To promote the BUY.COM brand in response to competitive pressures, we may increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. For example, we spent approximately $71.3 million for the year ended December 31, 1999, and approximately $24.5 million for the three months ended March 31, 2000 and we expect these expenses to continue to increase for the foreseeable future. We cannot be certain that our advertising efforts will be a successful means of customer acquisition or that this allocation of resources will provide additional revenues equal to this dedication of our resources. If we fail to promote and maintain our brand, or if we incur excessive expenses attempting to promote and maintain our brand, our business may suffer.

If we do not respond to technological change, our stores could become obsolete, and we could lose customers

          The development of our Web site entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online stores. The Internet and the e-commerce industry are characterized by:

          -  rapid technological change;

          -  changes in customer requirements and preferences;

          - frequent new product and service introductions embodying new technologies; and

          -  the emergence of new industry standards and practices.

          The evolving nature of the Internet could render our existing online stores and systems obsolete. Our success will depend, in part, on our ability to:

          -  license or acquire leading technologies useful in our business;

          -  enhance our existing online stores;

          - enhance our network infrastructure and transaction processing systems;

          - develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers; and

          - adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

          Future advances in technology may not be beneficial to, or compatible with our business. Furthermore, we may not use new technologies effectively or adapt our Web site and transaction processing systems to customer requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt to changing market conditions or user requirements in a timely manner, our stores may become obsolete and we will lose customers.

If the software, hardware, computer technology and other systems and services we use are not Year 2000 compliant, our operations could suffer and we could lose customers

          Many existing computer systems and software products were coded to accept only two digit entries in the date code field and did not distinguish 21st century dates from 20th century dates. If these systems have not been properly corrected, there could be system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Additionally, despite the fact that many computer systems are currently processing 21st century dates correctly, these companies, including us, could experience latent Year 2000 problems. Any such latent Year 2000 problems could result in a decrease in sales of products, an increase in allocation of resources to address such problems without additional revenue commensurate with such dedication of resources, or other costs which could have a material adverse affect on our business.

We may be subject to liability for sales and other taxes

          We currently collect sales or other similar taxes on the shipment of goods in the States of California, Massachusetts and Tennessee. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose taxes on the sale of products and services through the Internet or the income derived from these sales. These proposals, if adopted, could substantially impair the growth of e-commerce and adversely affect our ability to become profitable. Furthermore, since our service is available over the Internet in multiple states and in foreign countries, these jurisdictions may require us to qualify to do business in these states and foreign countries. If we fail to qualify in a jurisdiction that requires us to do so, we could face liabilities for taxes and penalties.

We may be unable to protect our Internet domain names, which are essential to our business

          Our Internet domain names are critical to our brand recognition and our overall success. We have many domain names relating to our brand, including BUY.COM and each domain name for our specific online stores and subcategories. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries has changed and is subject to further change in the future. As a result, we may be unable to acquire or maintain relevant domain names in the United States and in other countries where we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to protect our own domain names or prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks and other intellectual property rights.

Our operating results could be impaired if we become subject to burdensome government regulations and legal uncertainties concerning the Internet

          Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

          -  user privacy;

          -  pricing, usage fees and taxes;

          -  content;

          -  copyrights;

          -  distribution;

          -  characteristics and quality of products and services; and

          -  online advertising and marketing.

          The adoption of any additional laws or regulations may decrease the popularity or impede the expansion of the Internet and could seriously harm our business. A decline in the popularity or growth of the Internet could decrease demand for our products and services, reduce our advertising revenues and margins and increase our cost of doing business. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

Our growth and operating results could be impaired by the risks associated with our planned international expansion

          A key component of our business strategy is to expand our international sales, and we intend to establish a physical presence in international markets in the future. For example, we have already initiated expansion into Europe and Canada. Conducting business in foreign countries involves inherent risks, including, but not limited to:

          -  unexpected changes in regulatory requirements;

          -  export restrictions;

          -  tariffs and other trade barriers;

          -  difficulties in protecting intellectual property rights;

          -  difficulties in staffing and managing foreign operations;

          -  problems collecting accounts receivable;

          -  longer payment cycles;

          -  political instability;

          -  fluctuations in currency exchange rates; and

          -  potentially adverse tax consequences.

If we are unable to successfully defend against pending legal actions against us, we could face substantial liabilities

          We are currently a party to pending legal actions against us, the outcomes of which are uncertain and could result in significant judgments against us. In March 1999, a class action suit was filed against us in the Orange County, California Superior Court alleging that we intentionally mispriced products and charged for orders knowing the orders could not be fulfilled. Another class action suit was filed against us in Camden County, New Jersey in March 1999 based on facts similar to the class action pending in Orange County.

          In February 2000, an action was filed against us in Alameda County, California Superior Court alleging that we sold gift certificates that included an expiration date and that were not redeemable for cash in violation of California law.

          In March 2000, a class action suit was filed against us in the U.S. District Court for the Central District of California alleging that we provide personal customer information to our third party advertising server without informing our customers or seeking their approval. In April 2000, another class action was also filed against us in the U.S. District Court for the Central District of California based on similar facts to the federal class action filed in March 2000. Another class action was filed against us in Orange County, California Superior Court in April 2000 based on similar facts to the federal class actions.

          Defending against these lawsuits may involve significant expense and diversion of management's resources. Furthermore, due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future. For a more detailed description of these legal actions, see ''Part II, Item 1, Legal Proceedings.''

The success of our business depends on the continued growth of the Internet as a viable commercial marketplace

          Our success depends upon the widespread acceptance of the Internet as a vehicle to purchase products. The e-commerce market is at an early stage of development, and demand and continued market acceptance is uncertain. We cannot predict the extent to which customers will shift their purchasing habits from traditional to online retailers. If customers or manufacturers are unwilling to use the Internet to conduct business and exchange information, our business will fail. It is possible that the Internet may not become a viable long-term commercial marketplace due to the potentially inadequate development of the necessary network infrastructure, the delayed development of enabling technologies and performance improvements and the high cost of shipping products. The commercial acceptance and use of the Internet may not continue to develop at historical rates, or may not develop as quickly as we expect. In addition, concerns over security and privacy may inhibit the growth of the Internet.

Because we face intense competition in various retail segments and operate in an industry with limited barriers to entry, some of our competitors may be better positioned to capitalize on the rapidly growing e-commerce market

          The e-commerce market is new, rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. Some of our competitors have and may continue to use aggressive pricing or inventory availability practices and devote substantially more resources to Web site and system development than us. We expect that competition will further intensify in the future. Because barriers to entry are limited, current and new competitors can launch Web sites at a relatively low cost and can expand their operations rapidly. New technologies and the expansion of existing technologies may also increase the competitive pressure we face. Increased competition may result in reduced operating margins, loss of market share and diminished brand recognition.

          We believe that the primary competitive factors in the online market include brand recognition, price, product selection, ease of use, customer service, available content and value added services. We currently compete with a variety of online vendors that specialize in computer hardware and software products, as well as those who sell books, music, videos, DVDs and other entertainment products, consumer electronics, golf-related products and travel services. Moreover, all of the products we sell in our online stores are typically available from traditional retailers. Consequently, we must compete with companies in the online commerce market as well as the traditional retail industry.

          We would also realize significant competitive pressure if any of our distribution providers were to initiate their own retail operations. Since our distributors have access to merchandise at very low costs, they could sell products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, our current and potential customers may decide to purchase directly from these distributors. Increased competition from any distributor capable of maintaining high sales volumes and acquiring product at lower prices than us could significantly reduce our market share.

Our growth and operating results could be impaired if we are unable to meet our future capital needs

          Based on our current operating plan, we anticipate that our currently available funds, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and business expansion for at least the next twelve months. After that time, we may need additional capital. Alternatively, we may need to raise additional funds sooner to:

          -  fund more rapid expansion;

          -  develop new product lines or enhanced services;

          -  fund acquisitions; or

          -  respond to competitive pressures.

          If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

If we are unable to successfully manage the transition of our leadership, our business could suffer

          In the fall of 1999, Scott A. Blum, our founder, majority stockholder and former Chief Executive Officer and Chairman, resigned from our Board of Directors, deposited all of his shares of our common stock into a voting trust, and withdrew from participation in our management, business and operations. Mr. Blum had previously resigned as our Chief Executive Officer and terminated his employment with us in March 1999. As of March 31, 2000, Mr. Blum's shares represented approximately 47% of our outstanding capital stock. Prior to leaving the company, Mr. Blum was primarily responsible for conceiving, developing and implementing our business model and recruiting our Board of Directors and our current management team. In addition, Mr. Blum was directly involved in the creation, development and implementation of our corporate image and advertising strategy. Mr. Blum's withdrawal from our business and our inability to replace Mr. Blum could harm our business.

If we are unable to protect our trademarks and intellectual property rights, our reputation and brand could be impaired, and we could lose customers

          We regard our trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, providers and others to protect our proprietary rights.
We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses to preserve them. We have applied for the registration of some of our trademarks and service marks in the United States and some other countries. Even if we are able to register these names, registration may not adequately protect us against infringement by others. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. If we are not able to protect our trademarks and other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

Intellectual property claims against us could be costly and result in the loss of significant rights

          Other parties may assert infringement or unfair competition claims against us. In the past, other parties have sent us notices of claims of infringement of intellectual property rights, and we expect to receive other notices in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will adversely affect our business. If we are forced to defend against any of these claims, whether meritless or not, we may face costly litigation and diversion of technical and management personnel. As a result of these disputes, we may have to expend significant resources to develop or acquire non-infringing property. Alternatively, we may need to pursue royalty or licensing agreements, which may not be available on acceptable terms, if at all.

SOFTBANK and its affiliates control a majority of our outstanding common stock which will enable them to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

          SOFTBANK and its affiliates own approximately 29% of our outstanding stock. In addition, as a result of a voting trust agreement with our largest stockholder, approximately 47% of our outstanding stock must be voted by the trustees to mirror the voting of all shares that are not subject to the terms of the voting trust agreement on significant stockholder actions, as defined in the voting trust agreement. On routine stockholder actions, the trustees have the discretion to vote the trust shares in any manner determined by a majority of the trustees. Because SOFTBANK and its affiliates will control a majority of the shares not subject to the voting trust, they will effectively control the votes of approximately 76% of our common stock on significant corporate actions and 29% on routine corporate governance matters. This control by SOFTBANK and its affiliates could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Our stock price may be volatile, which may result in losses to our stockholders

          The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

          -  variations in our operating results;

          - announcements of technological innovations, new services or product lines by us or our competitors;

          - changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

          - changes in operating and stock price performance of other Internet and online commerce companies;

          -  conditions or trends in the Internet industry;

          -  additions or departures of key personnel; and

          -  future sales of our common stock.

          Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, the market prices for stocks of Internet and technology-related companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable, could vary widely and may be especially volatile.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well

          A substantial number of our common stock may become eligible for resale in the near future upon the expiration of time restrictions imposed by law and by contract. Sales of such additional shares in the public market could reduce the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market rate risk for changes in interest rates is related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short term investments are comprised of U.S. government obligations and public corporate debt securities with maturities of less than ninety days at the date of purchase. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

                           PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          In March 1999, a class action suit was filed against us in the Orange County, California Superior Court alleging breach of contract, fraud and violation of consumer protection laws based on an error in the pricing of a computer monitor that was offered for sale on our Web site. Shortly thereafter in March 1999, a similar class action case was filed in Camden County, New Jersey. Both actions claim that we intentionally mispriced the monitors as a scheme to cause more people to visit our site. Plaintiffs also claim that we attempted the same scheme with other products. The plaintiffs are seeking compensatory and punitive damages in addition to injunctive relief. Neither action sets forth the amount of damages sought by the plaintiffs. The New Jersey action alleges that the class of plaintiffs consists of all persons who ordered the computer monitor at the mistaken price. The California action also focuses on the monitor error and alleges that the class of plaintiffs consists of all individuals who have attempted to purchase computer hardware or software and have been unable to do so because we refused to provide the product at the agreed upon price. The judge in the New Jersey action has granted a temporary stay of the New Jersey action to monitor the progress of the California action. A class has not yet been certified in either action.

          We have been contacted by the Federal Trade Commission and the New York State Attorney General's office regarding print and Web advertisements we ran in August and September 1999 for a particular promotion of the Compaq Presario 5304 system. The inquiries concern the location and sufficiency of the information we provided about the terms of the manufacturer rebate for the system and the advertised price. We have reached a tentative settlement with each agency and are awaiting their final approval of the settlements.

          On February 14, 2000 an action was filed against us in Alameda County, California Superior Court alleging that we sold gift certificates that included an expiration date and that were not redeemable for cash in violation of California law. The plaintiff has brought this action on behalf of the general public of California and seeks injunctive relief, an unspecified amount of restitution, attorneys' fees, and other relief.

          On March 13, 2000 a class action suit was filed against us in the U.S. District Court for the Central District of California alleging that we collect, use and disclose personally identifiable customer information to our third party advertising server and other advertisers without first informing our customers or seeking their permission in violation of several federal statutes. The complaint seeks damages of up to $10,000 per class member per violation, actual and punitive damages, restitution, attorneys' fees and costs plus injunctive and other equitable relief. On April 7, 2000 a companion lawsuit was filed in the Superior Court of the State of California, County of Orange alleging violations of state statutory and common law based upon the same facts and federal causes of action as alleged in the federal class action. The complaint seeks statutory damages of up to $5,000 per class member per violation, plus actual and punitive damages or restitution, attorneys' fees and costs and injunctive and other equitable relief. On April 25, 2000 a third class action suit was filed in the United States District Court for the Central District of California alleging violation of the same federal statutes as those in the federal class action filed on March 13, 2000. As with the first two class actions, the complaint alleges that we collect, use and disclose personally identifiable information of our consumers without first informing them or obtaining their consent. The complaint seeks unspecified statutory damages, compensatory damages, punitive damages, attorneys' fees and costs, plus declaratory, injunctive and other equitable relief, including disgorgement of all profits and restitution of all monies acquired by means of any act or practice declared to be unlawful. We have only recently been served with these complaints and have not yet filed responsive pleadings. The classes have not yet been certified in any of these actions.

          Although we intend to defend ourselves vigorously, each of these class actions could result in significant expenses and diversion of management time and other resources. Further, the outcome of the class actions filed against us is uncertain. Therefore, we can give no assurance that we will prevail in these suits against us. See "Risk Factors--If we are unable to successfully defend against pending legal actions against us, we could face substantial liabilities."

          We are not currently involved in any other material legal proceedings, nor have we been involved in any such proceeding that has had a significant effect on our company. We are not aware of any other material legal proceedings pending against us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) Sales of Unregistered Securities. During the three months ended March 31, 2000, following the exercise of options to purchase shares of common stock that had been granted under the 1998 Stock Option/Stock Issuance Plan by our employees, consultants and directors, we issued an aggregate of 348,656 shares of common stock for an aggregate purchase price of approximately $832,339. All of such sales of common stock were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 or
Section 4(2) promulgated under the Securities Act.

          In March of 2000, the Board of Directors approved the issuance of 1,923 shares of common stock pursuant to a Services Agreement between us and View Designs, Inc., in consideration for their services. The shares were issued in April 2000 in a transaction which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of such Act.

          In February 2000, we also issued an additional 24,375 shares of common stock pursuant to a Domain Name Transfer Agreement between us and Clik Design Inc. and El Cerrito Plaza Travel in partial consideration for the transfer of a domain name. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of such Act.

          (d) Use of Proceeds from Sales of Registered Securities. On February 11, 2000, we completed an initial public offering (the "Offering") of our common stock, $0.0001 par value. The managing underwriters in the Offering were Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Hambrecht & Quist LLC and U.S Bancorp Piper Jaffray Inc. (the "Underwriters"). The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-89737) that was declared effective by the SEC on February 7, 2000. The Offering commenced on February 8, 2000 and terminated on February 11, 2000 after all 16,100,000 shares of common stock registered under the Registration Statement were sold. All 16,100,000 shares of common stock registered under the Registration Statement (including 2,100,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $13.00 per share. The aggregate price of the Offering amount registered was $209,300,000. In connection with the Offering, we paid an aggregate of $14,651,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. ("NASD") and Nasdaq National Market.

          SEC registration fee                                    $   61,700
          NASD filing fee                                             19,820
          Nasdaq National Market listing fee                          95,000
          Blue Sky fees and expenses                                   5,000
          Printing and engraving expenses                            668,500
          Legal fees and expenses                                    729,000
          Accounting fees and expenses                               545,200
          Transfer Agent fees                                          2,000
          Insurance Premiums                                         200,000
          Miscellaneous                                               94,780
                                                                  ----------
          Total                                                   $2,421,000

          After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, we received net proceeds from the Offering of approximately $192.2 million. As of March 31, 2000, the Company had used approximately $47.7 million of the net proceeds from the Offering for capital expenditures associated with system upgrades and expansion, marketing activities, including our sponsorship of the buy.com Tour, repayment of indebtedness under our credit facility and our indebtedness to The Scott A. Blum Separate Property Trust, and to fund operating losses and for working capital all as described elsewhere in this report. Except for the repayment of a $5.0 million debt to The Scott A. Blum Separate Property Trust, none of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of ours or their associates, persons owning 10% or more of any class of equity securities, or an affiliate of ours, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 7, 2000, in an Action by Written Consent of the Stockholders, holders of a majority of our shares approved each of the following matters:

          (i)   Special Executive Option Plan:  A new equity incentive plan for
                -----------------------------
                officers of the Company or other highly compensated individuals and non-employee Board members.

          (ii)  1999 Stock Incentive Plan:  A new equity incentive program for
                -------------------------
                employees (including officers), non-employee Board members and consultants of BUY.COM which became effective upon the Offering and incorporates and serves as the successor program for all of our predecessor equity incentive programs.

          (iii) 1999 Employee Stock Purchase Plan: A new equity incentive
                ---------------------------------
                program under which eligible employees may purchase shares of our common stock, at semi-annual intervals, through payroll deductions.

          (iv)  Reverse Stock Split:  An amendment to our Amended and Restated
                -------------------
                Certificate of Incorporation to effect a 5 for 8 reverse stock split.

          (v)   Amendment and Restatement of Certificate of Incorporation and
                -------------------------------------------------------------
                Bylaws:  The amendment and restatement of the our Amended and
                ------
                Restated Certificate of Incorporation and Bylaws, which, among other things, implemented certain anti-takeover measures. Such amendment and restatement became effective upon the closing of the Offering.

          (vi)  Director Classification:  The appointment of directors to one of
                -----------------------
                three classes of the Board of Directors with Messrs. Richion, Sculley and Thorson elected as Class I directors, Messrs. Ingram, Kendall and Russell elected as Class II directors and Messrs. Burnham, Hawkins and Roszak elected as Class III directors. The terms of the directors expire as follows: (i) Class I directors at the 2001 annual meeting of stockholders;
                (ii) Class II directors at the 2002 annual meeting of stockholders; and (iii) Class III directors at the 2003 annual meeting of stockholders.

  ITEM 5.  OTHER INFORMATION

           None.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           A.  Exhibits

      3.1 Registrant's Amended and Restated Certificate of Incorporation (incorporated herein by this reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on October 27, 1999, as amended)

      3.2 Registrant's Amended and Restated Bylaws (incorporated herein by this reference to Exhibit 3.4 of the Registration Statement on Form S-1 filed on October 27, 1999, as amended)

     27.1  Financial Data Schedule

           B.  Reports on Form 8-K

               None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BUY.COM INC.
                                              (Registrant)



                                              By: /s/ Mitch C. Hill
                                                 -------------------------------
                                                   Mitch C. Hill
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)


Dated:  May 12, 2000

                                 EXHIBIT INDEX


Exhibit Number       Description
--------------       -----------

   3.1 Registrant's Amended and Restated Certificate of Incorporation (incorporated herein by this reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on October 27, 1999, as amended)

   3.2 Registrant's Amended and Restated Bylaws (incorporated herein by this reference to Exhibit 3.4 of the Registration Statement on Form S-1 filed on October 27, 1999, as amended)

  27.1               Financial Data Schedule