Form 10-Q
period 2000-06-30
BUY COM INC
filed 2000-08-11
CIK 1097070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes [X]     No [_]

The number of shares outstanding of the Registrant's Common Stock, par value $0.0001, as of August 7, 2000 was 131,182,076.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION
----------------------------------

Item 1.      Consolidated Financial Statements............................

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................

Item 3.      Quantitative and Qualitative Disclosures about Market Risk...

PART II     OTHER INFORMATION
-----------------------------

Item 1.      Legal Proceedings............................................

Item 2.      Changes in Securities and Use of Proceeds....................

Item 3.      Defaults Upon Senior Securities..............................

Item 4.      Submission of Matters to a Vote of Security Holders..........

Item 5.      Other Information............................................

Item 6.      Exhibits and Reports on Form 8-K.............................

             A.  Exhibits.................................................

             B.  Reports on Form 8-K......................................

Signatures................................................................


          In this Report, "BUY.COM" the "Company," "we," "us" and "our" collectively refers to BUY.COM INC. and its subsidiaries.

                                 BUY.COM INC.
                                 ------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS
                                    ------

                                                             June 30,     December 31,
                                                               2000          1999
                                                            -----------   ------------
                                                            (unaudited)
Current Assets:
       Cash                                                  $ 129,451     $  24,693
       Marketable securities                                    11,042
       Accounts receivable, net of allowances of $2,027
         and $1,104 at June 30, 2000 and December 31,
         1999, respectively                                     24,121        17,882
       Prepaid expenses and other current assets                18,672        31,605
                                                             ---------     ---------
              Total current assets                             183,286        74,180
Property and equipment, net                                     16,907        16,607
Intangibles, net                                                22,660        28,156
Other noncurrent assets                                            427           663
                                                             ---------     ---------
                                                             $ 223,280     $ 119,606
                                                             =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
       Accounts payable                                      $  59,565     $  71,057
       Line of credit                                              -          12,377
       Other liabilities and accrued expenses                    3,644         4,771
       Deferred revenue                                          2,470         1,222
       Note payable to stockholder                                 -           5,000
       Obligation to minority interest, net                      4,162            72
       Current portion of long-term debt                           240           321
                                                             ---------     ---------
              Total current liabilities                         70,081        94,820

Long-term debt, net of current portion                           1,684         1,738
                                                             ---------     ---------

Commitments and Contingencies

Stockholders' Equity:
       Convertible preferred stock - Series A and Series B,
         $0.0001 par value;
           Authorized shares - 150,000,000 at June 30, 2000;
             issued and outstanding--22,098,982 at
             December 31, 1999 and 0 at June 30, 2000,
             including additional paid-in capital                  -         104,939
       Common stock, $0.0001 par value;
           Authorized shares - 850,000,000 at June 30, 2000;
             Issued and outstanding--93,041,193 at
             December 31, 1999; 131,117,876 at June 30, 2000        13            10
           Additional paid-in capital                          368,077        72,659
       Deferred compensation                                    (4,385)       (8,850)
       Accumulated deficit                                    (212,190)     (145,710)
                                                             ---------     ---------
               Total stockholders' equity                      151,515        23,048
                                                             ---------     ---------
                                                             $ 223,280     $ 119,606
                                                             =========     =========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                                 BUY.COM INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                        Quarter Ended                  Six Months Ended
                                           June 30,                        June 30,
                                  ---------------------------     ---------------------------
                                      2000           1999             2000           1999
                                  ------------    -----------     ------------    -----------

 Net revenues                     $    193,199    $   129,280     $    400,815    $   237,212
 Cost of goods sold                    181,442        134,217          380,185        242,332
                                  ------------    -----------     ------------    -----------

 Gross profit (loss)                    11,757         (4,937)          20,630         (5,120)

 Operating expenses:
    Sales and marketing                 22,019         14,574           46,539         26,896
    Product development                  5,785          1,155           10,155          1,985
    General and administrative           7,346          4,571           13,621          7,650
    Depreciation                         1,284            207            2,363            345
    Amortization of goodwill and
      other intangibles                  2,856            760            5,813          1,476
    Amortization of deferred
      compensation and warrants            511          1,856            1,882          3,971
                                  ------------    -----------     ------------    -----------
        Total operating expenses        39,801         23,123           80,373         42,323
                                  ------------    -----------     ------------    -----------

        Operating loss                 (28,044)       (28,060)         (59,743)       (47,443)

 Other income (expense):
    Interest income(expense)             2,312            (39)           3,700             75
    Other                                 (708)             8             (822)            25
                                  ------------    -----------     ------------    -----------
        Total other income
          (expense)                      1,604            (31)           2,878            100

 Net loss before equity in
   losses of joint ventures            (26,440)       (28,091)         (56,865)       (47,343)

 Equity in losses of joint
   ventures                              7,194            -              9,615            -
                                  ------------    -----------     ------------    -----------

 Net loss                         $    (33,634)   $  (28,091)     $   (66,480)    $   (47,343)
                                  ============    ==========      ===========     ===========

 Net loss per share:
    Basic and diluted             $      (0.26)   $    (0.32)     $     (0.54)    $     (0.53)
                                  ============    ==========      ===========     ===========

 Weighted average number of
   common shares outstanding:
     Basic and diluted             131,226,802    88,749,809      123,385,494      88,526,243

 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                    2000        1999
                                                                 ---------    ---------
Cash flows from operating activities:

Net Loss                                                         $ (66,480)   $ (47,343)

Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
   Depreciation                                                      2,363          345
   Amortization of deferred compensation and warrants                1,882        3,971
   Equity in losses of joint ventures                                9,615          -
   Amortization of goodwill and other intangibles                    5,813        1,476
   Loss from the disposal of property and equipment                    906          -
   Changes in assets and liabilities:
   Accounts receivable                                              (6,239)     (11,995)
   Prepaid expenses and other assets                                12,592          852
   Other noncurrent assets                                             236         (230)
   Accounts payable                                                (11,492)      38,291
   Accrued expenses and other liabilities                           (1,127)       1,291
   Deferred Revenues                                                 1,248       (1,626)
                                                                 ---------    ---------
   Net cash used in operating activities                           (50,683)     (14,968)
                                                                 ---------    ---------
Cash flows from investing activities:
  Purchase of marketable securities                                (11,042)         -
  Purchase of property and equipment                                (5,422)      (1,803)
  Proceeds from sale of property and equipment                       1,853
  Acquisition of domain names                                                      (125)
  Investments in equity method investees                            (5,525)         -
                                                                 ---------    ---------
   Net cash used in investing activities                           (20,136)      (1,928)
                                                                 ---------    ---------
Cash flows from financing activities:
  Net proceeds from Initial Public Offering                        192,226          -
  Purchase of treasury stock                                            (5)
  Borrowings from (repayments to) stockholder                       (5,000)      10,000
  Exercise of stock options                                            868           17
  Borrowings (repayments) under line of credit,
    mortgage obligations, and other obligations                    (12,512)         231
                                                                 ---------    ---------
   Net cash provided by financing activities                       175,577       10,248
                                                                 ---------    ---------
Net increase (decrease) in cash                                    104,758       (6,648)
Cash at beginning of period                                         24,693        9,221
                                                                 ---------    ---------
Cash at end of period                                            $ 129,451    $   2,573
                                                                 =========    =========
Supplemental cash flow information:
    Cash paid during the year for:
      Interest                                                   $   1,343    $      43
                                                                 =========    =========
      Income Taxes                                               $      13    $       7
                                                                 =========    =========
    Summary of non-cash investing and financing activity:
      Stock issued in connection with domain name purchases      $     316    $     490
                                                                 =========    =========

 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   COMPANY BACKGROUND

     BUY.COM INC. and its subsidiaries, collectively (the "Company" or "BUY.COM"), is a multi-category Internet superstore, offering a selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance equipment, golf related products, consumer electronics, sporting goods, office supplies and products and travel services. Through eleven online specialty stores, the Company offers products in a convenient, intuitive shopping interface that features extensive product information and multi-media presentations. The Company's e-commerce portal, www.buy.com, links all of the eleven specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. BUY.COM uses a business model that includes outsourcing the majority of its operating infrastructure, such as distribution and fulfillment functions, customer service and support, credit card processing, and the hosting of the Company's system infrastructure and database servers.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

     The interim consolidated financial statements as of June 30, 2000 have been prepared by BUY.COM pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and six month period ended June 30, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's final prospectus related to its initial public offering filed with the SEC on February 8, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

     For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities. Cash and cash equivalents include restricted cash of $24.5 million as of June 30, 2000.

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

     The Company recognizes revenue from advertising sales ratably over the term of the advertising campaigns, which usually range from one to twelve months. To the extent that advertising customers have paid the Company for advertisements that have yet to be published on the Company's Web site, the Company defers revenue recognition until such advertisements are delivered. In 1999, the Company entered into a three-year advertising contract. Under the terms of this contract, the Company will receive monthly payments of equal amounts. This long-term contract comprised less than 10% of the Company's advertising revenues for the quarter and six month period ended June 30, 2000. The Company has no other advertising contract with a term in excess of one year.

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

     In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

3.   BUSINESS ACQUISITIONS, DISPOSITIONS, AND INVESTMENTS

Business Disposition

     In October 1999, the Company declared a common stock dividend of 75% of the capital stock, on an "as converted" basis, of one of its wholly owned subsidiaries, BUYNOW INC. ("BUYNOW"), to all stockholders of record as of October 13, 1999. The Company effected the dividend in April 2000, and on the date of the dividend, the Company owned preferred stock representing 25% of the capital stock of BUYNOW, on an "as converted" basis. The BUYNOW preferred stock has a liquidation preference over the common stock and is convertible into BUYNOW common stock.

International Joint Ventures

     In 1999, the Company entered into a letter of intent with SOFTBANK America, Inc. ("SOFTBANK America") to form three international joint ventures in which the Company would have 50% ownership interests. The parties are currently in discussions regarding these agreements and the ownership structure and funding requirements are subject to change. For purposes of this report, the Company assumes that it has a 50% ownership interest and will therefore not maintain sufficient voting control to consolidate these joint ventures. The loss associated with these joint ventures is included in the line item "Equity in losses of joint ventures" for the quarter and six month period ended June 30, 2000 and is included in "Obligations to minority interest net" on the balance sheet, offset by capital contributions. In the event the final definitive agreements provide for a different ownership interest, we would be required to adjust our percentage of losses for the period.

4.   MARKETABLE SECURITIES

     Marketable securities available for sale, at fair value, consist of the following (amounts in thousands):

                                                 JUNE 30,    DECEMBER 31,
                                                   2000         1999
                                                -----------  ------------
                                                (UNAUDITED)

     Agency securities                          $    2,463   $        -
     Corporate bonds                                 8,579            -
                                                ----------   ------------
            Total marketable securities         $   11,042   $        -
                                                ==========   ============

5.   LONG TERM DEBT

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

     Pursuant to the letter of intent to form three international joint ventures, the Company has or will borrow up to $7.7 million to fulfill its obligation to make an initial capital contribution to the Company's international joint ventures. The terms of the notes are currently being negotiated along with the definitive agreements for such joint ventures.

6.   STOCKHOLDER'S EQUITY

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

7.   LOSS PER SHARE

     Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The following represents the calculations for basic and diluted net loss per share (amounts in thousands, except share and per share data):

                                                 Quarter Ended               Six Months Ended
                                                 June 30, 2000                 June 30, 2000
                                           --------------------------   --------------------------
     Basic:                                    2000           1999          2000           1999
                                           ------------   -----------   ------------   -----------
                                                   (unaudited)                  (unaudited)
     Net loss............................  $    (33,634)  $   (28,091)  $    (66,480)  $   (47,343)
     Weighted average common shares......   131,226,802    88,749,809    123,385,494    88,526,243
                                           ------------   -----------   ------------   -----------
     Net loss per common share...........  $      (0.26)  $     (0.32)  $      (0.54)  $     (0.53)
                                           ============   ===========   ============   ===========
     Diluted:
     Net loss............................  $    (33,634)  $   (28,091)  $    (66,480)  $   (47,343)
     Weighted average common shares......   131,226,802    88,749,809    123,385,494    88,526,243
     Stock options adjustment............           -             -              -             -
                                           ------------   -----------   ------------   -----------
     Average common shares outstanding...   131,226,802    88,749,809    123,385,494    88,526,243
                                           ------------   -----------   ------------   -----------
     Net loss per common share...........  $      (0.26)  $     (0.32)  $      (0.54)  $     (0.53)
                                           ============   ===========   ============   ===========


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

     On April 26, 2000, we effected a dividend of 75% of the capital stock, on an "as converted" basis of BUYNOW to all of the stockholders of record as of October 13, 1999. As a part of the dividend, several of our officers and directors received shares of BUYNOW common stock. The Company also entered into a technology and trademark license agreement to license BUYNOW its e-commerce technology related to the BUYNOW business, and a license to use the BUYNOW trademark and domain name rights. The Company entered into a non-competition agreement with BUYNOW that imposes certain restrictions on BUYNOW's business. BUYNOW also issued a promissory note to the Company for approximately $600,000 for accrued intercompany debt which will be reduced by future employee services provided by BUYNOW to Buy.Com.

10.  INCOME TAXES

     The Company incurred taxable losses for federal and state purposes for the quarter and six month period ended June 30, 2000 and the quarter and six month period ended June 30, 1999. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for certain state and local jurisdictions.

PART 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us that are based on our current expectations, assumptions, estimates and projections about us and our industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "estimates" and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning strategic relationships and distribution arrangements, the ability to sustain growth and expand resources, the occurrence of system failures, the amount of product and advertising revenues, the growth of gross product margin and other key financial and operational metrics, expansion into and integration of new businesses and new product categories, international expansion, pending legal proceedings, the need for additional capital, projected operating losses, the growth and retention of our customer base, potential contractual, intellectual property or employment issues, attraction and retention of key executives, technical personnel and other property or employment issues. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Further, the information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our prospectus related to our initial public offering filed with the SEC on February 8, 2000 and our quarterly report on Form 10-Q for the quarter ended March 31, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

     BUY.COM is a leading multi-category Internet superstore based on our net revenues and the amount of traffic to our Web site. We offer a comprehensive selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, consumer electronics, golf-related products, office supplies and products, sporting goods and travel services at everyday low prices. BUY.COM was organized as a California limited liability company in June 1997 under the name BuyComp LLC and was incorporated in Delaware as Buy Corp. in August 1998. In November 1998, we changed our name to BUY.COM INC.

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

     To date, our sales of computer hardware and software products have accounted for the vast majority of our net revenues. Our sales of products in other categories constituted less than 17% of our net revenues for the quarter and six month period ended June 30, 2000, and for the quarter and six month period ended June 30, 1999. None of these other categories individually constituted more than 10% of our net revenues during these periods. As we expand into new product categories, we expect sales of products other than computer hardware and software to be an increasingly larger component of our business. Product sales, including shipping and handling, accounted for 95.4% and 95.8% of net revenues for the quarter and six month period ended June 30, 2000, respectively, and 98.2% and 98.3% of net revenues for the quarter and six month period ended June 30, 1999, respectively.

     Shipping and handling net revenues were $6.7 million and $14.8 million for the quarter and six month period ended June 30, 2000, respectively, and $6.7 million and $13.0 million for the quarter and six month period ended June 30, 1999, respectively. Shipping and handling results are a direct function of our product sales and are an integral part of our merchandising and pricing strategy. Accordingly, we believe shipping and handling net revenues and the corresponding gross profit on these net revenues cannot be viewed independent of product sales and gross profit. The gross profit on our shipping and handling net revenues was $1.2 million and $3.1 million for the quarter and six month period ended June 30, 2000, respectively, and $2.9 million and $6.4 million for the quarter and six month period ended June 30, 1999, respectively.

     We currently generate additional revenues from vendor co-op advertising as well as media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. These media advertising revenues are generally derived from short-term advertising contracts in which we typically guarantee a minimum number of advertising impressions to be delivered to users over a specified period of time for a fixed fee. In the cases where we guarantee a minimum number of advertising impressions, we defer a portion of the advertising revenues until the minimum number of impressions has been achieved. Advertising sales accounted for 5.7% and 5.3% of net revenues for the quarter and six month period ended June 30, 2000, respectively, and 2.2% and 1.9% of net revenues for the quarter and six month period ended June 30, 1999, respectively.

     Our net revenues are also net of coupon redemptions. Coupon redemptions result in a reduction of gross revenues in the period the coupons are redeemed by an amount equal to the value of the coupons redeemed. Coupon redemptions were $2.2 million and $4.4 million, or 1.1% of net revenues, for the quarter and six month period ended June 30, 2000, respectively, and $540,000, or 0.4% and 0.2% of net revenues, for the quarter and six month period ended June 30, 1999, respectively.

     We are expanding our business into international markets both independently and through joint ventures with third parties that are expected to provide expertise in local markets and financial resources to the joint ventures. However, we cannot assure you that we will be successful in our efforts to expand internationally and a number of factors may affect our ability to do so, including our ability to staff, manage and fund these foreign operations, tariffs and other trade barriers, and our ability to adapt to foreign regulatory requirements affecting e-commerce.

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

RESULTS OF OPERATIONS

Net revenues

                   QUARTER ENDED                    SIX MONTHS ENDED
                      JUNE 30,                          JUNE 30,
                -------------------                -------------------
                  2000       1999      % CHANGE      2000      1999      % CHANGE
                --------   --------   ---------    --------   --------   --------
                   (IN THOUSANDS)                     (IN THOUSANDS)

Net revenues    $193,199   $129,280      49%       $400,815   $237,212      69%

     Growth in net revenues in the periods indicated reflect a significant increase in the number of units sold. This increase in product sales is primarily due to the growth of our customer base and repeat purchases from our existing customers and the launch of our new online stores. At June 30, 2000, our cumulative customer accounts reached 2.8 million compared with 2.4 million at March 31, 2000 and 1.9 million and 1.3 million at December 31, 1999 and September 30, 1999, respectively.

Gross profit (loss)

                        QUARTER ENDED                    SIX MONTHS ENDED
                           JUNE 30,                          JUNE 30,
                     -------------------                -------------------
                       2000       1999      % CHANGE      2000       1999     % CHANGE
                     --------   --------   ---------    --------   --------   --------
                        (IN THOUSANDS)                     (IN THOUSANDS)

Gross profit (loss)  $11,757    $(4,937)      338%      $20,630    $(5,120)     503%
Gross margin            6.1%       -3.8%                   5.1%       -2.2%


     Gross profit is calculated as net revenue less the cost of sales which includes the cost of products sold, shipping costs, and the related distribution and fulfillment costs. For the quarter and six month period ended June 30, 2000, gross profit and gross margin increased over the same periods in 1999, primarily due to more sophisticated merchandising and pricing management of our product mix and an increased contribution of higher margin advertising revenues.

Sales and marketing

                               QUARTER ENDED                    SIX MONTHS ENDED
                                  JUNE 30,                          JUNE 30,
                            -------------------                -------------------
                              2000       1999      % CHANGE      2000       1999     % CHANGE
                            --------   --------   ---------    --------   --------   --------
                               (IN THOUSANDS)                     (IN THOUSANDS)

Sales and marketing         $ 22,019   $ 14,574      51%       $ 46,539   $ 26,896      73%
Percentage of net revenues     11.4%      11.3%                   11.6%      11.3%


     Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as credit card fees, outsourced customer service fees, and payroll associated with our advertising and marketing personnel. Sales and marketing expenses increased during the quarter and six month period ended June 30, 2000 both as a percentage of net revenues and in absolute dollars
compared to the same periods in 1999.   The increase was primarily attributable
to the expansion of our online advertising campaigns and the expansion of our affiliate program. At June 30, 2000 we have signed up over 14,000 affiliates. The increase in our sales and marketing expenses was also due, to a lesser extent, to increased personnel and related expenses required to implement our marketing strategy as well as the costs associated with the sponsorship of the buy.com Tour. We intend to continue to pursue an aggressive branding and marketing campaign in order to attract new customers and retain existing customers. As a result, we expect marketing and sales expenses to continue to increase in absolute dollars in future periods.

Product development

                               QUARTER ENDED                    SIX MONTHS ENDED
                                  JUNE 30,                          JUNE 30,
                            -------------------                -------------------
                              2000       1999      % CHANGE      2000       1999     % CHANGE
                            --------   --------   ---------    --------   --------   --------
                               (IN THOUSANDS)                     (IN THOUSANDS)

Product development         $  5,785   $  1,155      401%      $ 10,155   $  1,985     412%
Percentage of net revenues      3.0%       0.9%                    2.5%       0.8%

     Product development expenses consist primarily of personnel costs, facilities expenses, and other related expenses associated with developing and enhancing our Web site, and costs of acquired content. Product development expenses increased during the quarter and six month period ended June 30, 2000 both as a percentage of revenue and in absolute dollars compared to the same periods in 1999 due to increased personnel and outside consulting costs required to enhance the features, content, and functionality of our online stores and transaction processing systems. We intend to continue to enhance our Web site and technology and information systems and expect product development expenses to continue to increase in absolute dollars in future periods.

General and administrative

                               QUARTER ENDED                    SIX MONTHS ENDED
                                  JUNE 30,                          JUNE 30,
                            -------------------                -------------------
                              2000       1999      % CHANGE      2000       1999     % CHANGE
                            --------   --------   ---------    --------   --------   --------
                               (IN THOUSANDS)                     (IN THOUSANDS)

General and administrative  $  7,346   $  4,571      61%       $ 13,621   $  7,650     78%
Percentage of net revenues      3.8%       3.5%                    3.4%       3.2%

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional fees, and other general corporate expenses. General and administrative expenses increased during the quarter and six month period ended June 30, 2000 both as a percentage of revenue and in absolute dollars compared to the same periods in 1999 due to increased headcount and related expenses associated with the hiring of additional personnel, and increased professional expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our sales, increase our staff, and incur additional costs related to the growth of our business.

Depreciation

                               QUARTER ENDED           SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                            -------------------      -------------------
                              2000       1999          2000       1999
                            --------   --------      --------   --------
                               (IN THOUSANDS)           (IN THOUSANDS)

Depreciation                $  1,284   $    207      $  2,363   $    345

     Depreciation consists primarily of amortization of property and equipment. Depreciation increased due to additional property and equipment acquired during the quarter and six month period ended June 30, 2000, compared to the same periods in 1999.

Amortization of goodwill and other intangibles

                               QUARTER ENDED           SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                            -------------------      -------------------
                              2000       1999          2000       1999
                            --------   --------      --------   --------
                               (IN THOUSANDS)           (IN THOUSANDS)

Amortization of goodwill
and other intangibles       $  2,856   $    760      $  5,813   $  1,476

  Amortization of goodwill and other intangibles increased in the periods indicated due to amortization charges resulting from the acquisition of Buygolf.com. It is likely that we will continue to expand our business through acquisitions and investments which would cause amortization of goodwill to increase.

Amortization of deferred compensation and warrants

                               QUARTER ENDED           SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                            -------------------      -------------------
                              2000       1999          2000       1999
                            --------   --------      --------   --------
                               (IN THOUSANDS)           (IN THOUSANDS)

Amortization of deferred
compensation and warrants   $    511   $  1,856      $  1,882   $  3,971

     Amortization of deferred compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting periods for such grants, which is typically four years, using the double declining balance method. Amortization of deferred compensation decreased due to fewer grants issued below the deemed fair value of our stock, the double declining balance method used to account for such deferred compensation and cancellations during the quarter and six month period ended June 30, 2000.

Other income (expense)

                               QUARTER ENDED           SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                            -------------------      -------------------
                              2000       1999          2000       1999
                            --------   --------      --------   --------
                               (IN THOUSANDS)           (IN THOUSANDS)

Interest income (expense)   $  2,312   $    (39)     $  3,700   $     75
Other income (expense)          (708)         8          (822)        25

     Interest income on cash and marketable securities increased in the periods indicated due to higher balances resulting from our financing activities, principally the net proceeds from our initial public offering in February 2000. Interest expense for the quarter and six month period ended June 30, 2000 consists of interest on asset acquisitions financed through capital leases. In addition, interest expense for the six month period ended June 30, 2000 also includes interest on our line of credit incurred during the first quarter of 2000. Other income and expense is comprised of net gains and losses on sales of property and equipment and other miscellaneous items.

Equity in losses of joint ventures

                               QUARTER ENDED           SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                            -------------------      -------------------
                              2000       1999          2000       1999
                            --------   --------      --------   --------
                               (IN THOUSANDS)           (IN THOUSANDS)

Equity in losses of joint
 ventures                   $  7,194       -         $  9,615   $   -

     Equity in losses of joint ventures represents the losses associated with our ownership interest in our joint venture partnerships, including our international business initiatives and BuyTravel.com. Our accounting treatment assumes that our ownership interest in the international joint ventures and BuyTravel.com is 50%. However, we are currently in discussions regarding our international joint venture agreements and the ownership structure of these joint ventures is subject to change. The companies in which we have invested to date are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments.

Liquidity and Capital Resources

     As of June 30, 2000, our principal sources of liquidity consisted of $129.5 million of cash and $11.0 million of marketable securities compared to $24.7 million of cash at December 31, 1999. As of June 30, 2000, approximately $24.5 million of such amounts is characterized as restricted cash to secure our obligations under several letters of credit.

     In February 2000, we completed an initial public offering in which our underwriters sold to the public 16,100,000 shares of common stock, including 2,100,000 shares in connection with the exercise of the underwriters' over-allotment option, at $13.00 per share. Our proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $192.2 million in the aggregate. We regularly invest in short-term government mortgage backed bonds, highly rated corporate securities and money market fund and long term agency securities and corporate bonds.

     Net cash used in operating activities was $50.7 million and $15.0 million for the six months ended June 30, 2000 and 1999, respectively. Net operating cash flows were primarily attributable to quarterly net losses, increases in accounts receivables, decreases in accounts payables and accrued expenses, partially offset by non-cash charges for depreciation and amortization and equity in losses of joint ventures as well as decreases in prepaid expenses and increases in deferred revenues.

     Net cash used in investing activities was $20.1 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively, and primarily consisted of net purchases of marketable securities, purchases of property and equipment, and cash paid for investments in equity method investees, partially offset by proceeds from the sale of property and equipment.

     Net cash provided by financing activities was $175.6 million for the six months ended June 30, 2000 as a result of the net proceeds from our initial public offering and partially offset by the repayment of our credit facility and a promissory note to a stockholder. Net cash provided by financing activities was $10.2 million for the six months ended June 30, 1999, and was primarily a result of proceeds from a promissory note to a stockholder.

     We anticipate that we will have negative cash flows for the foreseeable future. We also currently anticipate that we may invest approximately $10.0 million to $20.0 million in capital expenditures over the next twelve months to expand our infrastructure. These expenditures will include enhancements in our Web site to improve functionality and navigation, incorporating features that are intended to improve the customer shopping experience and scalability and performance of our Web site. We expect to fund these expenditures with working capital, including the proceeds from our initial public offering.

     As of June 30, 2000, our principal commitments consisted primarily of obligations in connection with the acquisition of fixed assets and leases, commitments for advertising and promotional arrangements and commitments related to our joint venture with United Airlines, Inc. and our international joint ventures.

     In connection with our 50% joint venture with United Airlines, Inc., we will make capital contributions, in proportion to our respective ownership interests, necessary to provide advertising and marketing support for BuyTravel.com. We are required to make a $2.0 million initial capital investment to BuyTravel.com. In addition, we have each agreed to provide $18.0 million in marketing support to BuyTravel.com over three years from the effective date of the agreement. This marketing support may be in the form of cash marketing expenditures for BuyTravel.com or other in kind co-branded marketing activities such as promotional e-mail distributions and placement of BuyTravel.com advertisements in our marketing materials. However, the parties are currently in discussions regarding this joint venture and our ownership, funding obligations and operational responsibilities are subject to change.

     We have also entered into a binding letter of intent with SOFTBANK America, Inc. and its affiliates to form three separate international joint ventures in various international territories. Under the letter of intent we would have a 50% ownership interest in each of the joint ventures and would commit approximately $7.7 million in connection with the formation of these international joint ventures. However, the parties are currently in discussions regarding this letter of intent and our ownership structure and capital contribution requirements are subject to change. For example, we have elected to terminate the joint venture for continental Europe and are currently in discussions with our joint venture partner to complete such termination and the discontinuance of operations of that joint venture. In the United Kingdom and Australia, we are currently working with our joint venture partner to secure independent funding for these joint ventures. In the interim period, we have agreed to fund $850,000 per month to the United Kingdom joint venture and $500,000 per month to the Australia joint venture through October, 2000, and our joint venture partner in those territories has agreed to fund the same amount during this time period. In the event third party funding for the joint ventures is not available, we may be required to invest additional capital into one or more of the joint ventures or to reduce or discontinue operations of such joint venture. There can be no assurance that additional financing for the joint ventures will be available on acceptable terms, if at all.

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

YEAR 2000

     Many existing computer systems and software were coded to accept only two digit entries in the date code field and did not distinguish 21st century dates from 20th century dates. Prior to January 1, 2000, there was a great deal of concern regarding this inability of computer systems and software to adequately distinguish such dates, which induced companies, including us, to complete various compliance and remediation work leading up to the Year 2000. To date, we have not experienced any Year 2000 problems in our computer systems or operations. However, other companies, including us, could experience latent Year 2000 problems such as system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability of our third party systems to provide access to our Web site and transaction processing systems and a failure of our credit card processing agent to process our orders. Any such latent Year 2000 problems could result in a decrease in product sales, an increase in allocation of resources to address such problems without additional revenue commensurate with such dedication of resources, or other costs which could have a material adverse affect on our business.

RISK FACTORS

     Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below. The risks and uncertainties described below, in addition to the other information in this report and our other filings with the SEC, including our prospectus filed with the SEC on February 8, 2000 and our quarterly report filed on Form 10-Q for the first quarter of 2000 are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely affected, the value of our stock could decline, and you may lose all or part of your investment.

Ingram Micro's failure to supply and fulfill our computer hardware and software products could reduce our revenues and harm our business

     We depend on Ingram Micro, Inc. to provide the majority of our computer hardware and software products and to fulfill such customers' orders, and we have only used Tech Data, Inc. to a limited degree to supply and fulfill product orders for computer hardware and software products. To date, a substantial majority of our product sales revenue has been derived from computer hardware and software products acquired from Ingram Micro. We cannot guarantee that Ingram Micro will continue to supply a sufficient quantity of inventory on a timely basis to satisfy our order requirements. If Ingram Micro were to terminate or refuse to renew our distribution arrangement, we would have to purchase our computer hardware and software products from other distributors.
In such event we cannot be certain that Tech Data or other distributors could be effectively and efficiently integrated into our distribution systems to provide comparable fulfillment, processing and shipping services to our customers in a timely manner. In addition, in the event we do not purchase at least $350.0 million of products from Ingram Micro during the term of our agreement with them, our current pricing schedules could be revised. Our distribution agreement with Ingram Micro terminates in March 2001.

     Ingram Micro is our primary source for computer hardware and software products, and as a result, we are subject to risks associated with Ingram Micro's ability to replenish its inventory in a timely manner. Our customers' orders could be significantly delayed if we need to seek other distributors to fulfill our customers' orders before we are able to successfully integrate Tech Data into our distribution systems. In addition, our distribution agreement with Ingram Micro does not require them to set aside any amount of inventory to fulfill our orders or to give our orders priority over other resellers to whom they sell. Furthermore, some vendors may decide, for reasons outside our control, not to offer particular products for sale on the Internet. These vendors may also cause Ingram Micro not to sell products to us. Ingram Micro's delay or inability to supply our orders would substantially harm our business.

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

We are dependent on several third party providers to fulfill a number of our retail functions. If these parties are unwilling or unable to continue providing services to us, our business could be seriously harmed

     We are currently dependent on our distribution and fulfillment providers to manage inventory, process orders and distribute products to our customers in a timely manner. In addition to our contract with Ingram Micro for computer hardware and software products and for the fulfillment of our consumer electronics products, we have supply and distribution contracts with Ingram Entertainment Inc. for videos, DVDs and games, Nashville Computer Liquidators L.P. for our clearance products, Valley Media, Inc. for music products, Global Trade, Inc. for consumer electronics products and United Stationers Supply Co. for office products and supplies. We do not have long-term agreements with any of these third parties. We purchase all of our books from the Ingram Book Company, which are shipped and processed by Ingram Fulfillment Services, Inc., we use Las Vegas Golf & Tennis, Inc. as the primary source for the golf equipment and accessories that we sell and we use Global Sports, Inc. for our other sporting goods products. In addition, our joint venture with United Airlines relies on a third party for the supply and fulfillment of the travel services that we offer, and if the Telstreet.com acquisition is completed, we will be dependent on various supply and fulfillment partners, including

Brightpoint, Inc., and various wireless service providers. If we do not maintain our existing relationships with these providers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at low prices, and customers may refuse to shop at our online store. In addition, manufacturers may decide, for reasons outside our control, not to offer particular products for sale on the Internet. Other manufacturers have chosen not to authorize any Internet resellers or Internet resellers without a traditional "brick and mortar" retail store. If we are unable to supply products to our customers, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future

     We have not achieved profitability since our inception, and we incurred net losses of $130.2 million for the year ended December 31, 1999 and $66.5 million for the six months ended June 30, 2000. We expect to continue to incur losses for the foreseeable future due to additional costs and expenses related to:

       -  the implementation of our business model and our pricing strategies;

       -  brand development, marketing and other promotional activities;

       -  the integration and operation of new product categories;

       -  the expansion of our existing product and service offerings;

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

Our future operating results may fluctuate and cause the price of our common stock to decline

     Our limited operating history and the emerging nature of the markets in which we operate make it difficult to accurately predict our future revenues. We expect that our revenues and operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline. The factors that could cause our operating results to fluctuate include, but are not limited to:

       -  fluctuations in the amount of customer spending on the Internet;

       -  our ability to increase advertising revenues;

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

       -  our ability to maintain and expand our distribution relationships;

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

Our recent growth has strained our resources, and if we are unable to manage and sustain our growth, our operating results will be impaired

     We have rapidly expanded our operations and anticipate that we must continue to expand our operations to address potential market opportunities. If we are unable to manage growth effectively or if we experience disruptions during our expansion, our operating results will suffer. For example, if the Telstreet.com acquisition is completed, we will need to assimilate substantially all of its operations into our operations without disrupting our existing operations.

     Additionally, recent increases in our employee base and the volume of our merchandise sales have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. For example, we expanded from seven employees at December 31, 1997 to 266 employees at June 30, 2000. Our new employees include a number of key managerial and technical employees who have not yet been fully integrated into our management team, and we expect to add additional key personnel in the near future. To manage growth in our operations, we will need to improve or replace our existing Web site, financial systems, procedures and controls. In addition, we will need to expand, train and manage our increasing employee base. We will also need to expand our finance, administrative, technical and operations staff.

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

     In addition, if we complete our acquisition of Telstreet.com we will be entering into the online market for wireless products and services. There can be no assurance that we will succeed in this new business. The online market for wireless products and services is new and uncertain and may not develop. Our ability to obtain and retain customers will depend on, among other things, the attractiveness and competitiveness of our product and service offerings and on our customer service capabilities. If we fail to successfully integrate Telstreet.com, or experience significant system, customer service, security or other problems after we integrate this business into our Web site, customers may stop purchasing wireless products and services from us. In addition, wireless service carriers may terminate or limit their relationships with us if we do not represent an attractive channel for them to sell their products and services. The occurrence of these problems could have an adverse effect on our business and we may lose potential market opportunities.

     In addition, we may pursue the acquisition of new or complementary businesses or technologies, however, with the exception of our agreement to acquire Telstreet.com, we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We may not be able to expand our efforts and operations in a cost effective or timely manner and these efforts may not achieve market acceptance. Furthermore, any new business or Web site that we launch that is not favorably received by customers could damage our reputation or the BUY.COM brand.

If we complete our acquisition of Telstreet.com, the integration of our companies will present significant challenges. We may not be able to realize the benefits we anticipate from the acquisition of Telstreet.com

     In July 2000, we entered into a definitive agreement to acquire Telstreet.com, a privately-held company that sells wireless products and service plans over the Internet. The Telstreet.com acquisition is subject to a number of contingencies and customary closing conditions. As a result, there can be no assurance that this acquisition will be completed. If the acquisition is not completed, the trading price of our common stock may fall.

     Additionally, we face significant challenges in integrating the organizations, operations, technology, and products and services of Telstreet.com in a timely and efficient manner. Cost synergies, revenue growth, technological development and other synergistic benefits may not materialize. Diversion of our management's attention, loss of highly qualified Telstreet.com employees, and an inability to integrate the systems and operations of these two companies may all result from the acquisition. The failure to integrate our company and Telstreet.com successfully and to manage the challenges presented by the integration process may result in our company and Telstreet.com not achieving the anticipated potential benefits of the acquisition. Delays encountered in the transition process could have a material adverse effect on our business.

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

     To promote the BUY.COM brand in response to competitive pressures, we may increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. For example, we spent approximately $71.3 million for the year ended December 31, 1999, and approximately $46.5 million for the six months ended June 30, 2000 and we expect these expenses to continue to increase for the foreseeable future. We cannot be certain that our advertising efforts will be a successful means of customer acquisition or that this allocation of resources will provide additional revenues equal to this dedication of our resources. If we fail to promote and maintain our brand, or if we incur excessive expenses attempting to promote and maintain our brand, our business may suffer.

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

We may be unable to protect our Internet domain names, which are essential to our business

     Our Internet domain names are critical to our brand recognition and our overall success. We have many registered domain names relating to our brand, including BUY.COM and each domain name for our specific online stores and subcategories. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries has changed and is subject to further change in the future. As a result, we may be unable to acquire or maintain relevant domain names in the United States and in other countries where we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to protect our own domain names or prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks and other intellectual property rights.

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

Our growth and operating results could be impaired by the risks associated with our planned international expansion

     A key component of our business strategy is to expand our international sales operations, and we intend to establish a physical presence in international markets in the future. For example, we have already initiated expansion into Europe, Australia and Canada. Conducting business in foreign countries involves inherent risks, including, but not limited to:

       -  unexpected changes in regulatory requirements;

       -  export restrictions;

       -  tariffs and other trade barriers;

       -  difficulties in protecting intellectual property rights;

       -  unexpected or unknown changes in customer demand for e-commerce;

       -  difficulties in staffing, funding and managing foreign operations;

       -  problems collecting accounts receivable;

       -  longer payment cycles;

       -  political instability;

       -  fluctuations in currency exchange rates; and

       -  potentially adverse tax consequences.

     If we were to experience any of these, or other difficulties, our international operations and financial condition may suffer and cause us to re-evaluate and alter our international expansion strategy. For example, we are currently providing funding for our Australia and United Kingdom joint ventures. In the event third party funding for the joint ventures is not available, we may be required to invest additional capital into one or more of the joint ventures. Further, should additional funding not be available for one or more of these joint ventures, we may be required to reduce or discontinue operations of the joint ventures. There can be no assurance that additional financing for the joint ventures will be available on acceptable terms, if at all.

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

     Defending against these lawsuits may involve significant expense and diversion of management's resources. Furthermore, due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future. For a more detailed description of these legal actions, see "Part II, Item 1, Legal Proceedings."

The success of our business depends on the continued growth of the Internet as a viable commercial marketplace

     Our success depends upon the widespread acceptance of the Internet as a vehicle to purchase products. The e-commerce market is at an early stage of development, and demand and continued market acceptance is uncertain. We cannot predict the extent to which customers will shift their purchasing habits from traditional to online retailers. If customers or manufacturers are unwilling to use the Internet to conduct business and exchange information, our business will fail. It is possible that the Internet may not become a viable long-term commercial marketplace due to the potentially inadequate development of the necessary network infrastructure, the delayed development of enabling technologies and performance improvements and the high cost of shipping products. The commercial acceptance and use of the Internet may not continue to develop at historical rates or may not develop as quickly as we expect. In addition, concerns over security and privacy may inhibit the growth of the Internet.

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

     We believe that the primary competitive factors in the online market include brand recognition, price, product selection, ease of use, customer service, available content and value added services. We currently compete with a variety of online vendors that specialize in computer hardware and software products, as well as those who sell books, music, videos, DVDs and other entertainment products, consumer electronics, golf-related products, office supplies and products, sporting goods and travel services. Moreover, all of the products we sell in our online stores are typically available from traditional retailers. Consequently, we must compete with companies in the online commerce market as well as the traditional retail industry.

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

If we are unable to successfully manage the transition of our leadership, our business could suffer

     In the fall of 1999, Scott A. Blum, our founder, majority stockholder and former Chief Executive Officer and Chairman, resigned from our Board of Directors, deposited all of his shares of our common stock into a voting trust, and withdrew from participation in our management, business and operations. Mr. Blum had previously resigned as our Chief Executive Officer and terminated his employment with us in March 1999. As of June 30, 2000, Mr. Blum's shares represented approximately 47% of our outstanding capital stock. Prior to leaving the company, Mr. Blum was primarily responsible for conceiving, developing and implementing our business model and recruiting our Board of Directors and our current management team. In addition, Mr. Blum was directly involved in the creation, development and implementation of our corporate image and advertising strategy. If we are unable to successfully transition our leadership, our business could suffer.

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

SOFTBANK and its affiliates control a majority of our outstanding common stock which will enable them to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

     SOFTBANK and its affiliates own approximately 29% of our outstanding stock as of June 30, 2000. In addition, as a result of a voting trust agreement with our largest stockholder, approximately 47% of our stock outstanding as of June 30, 2000 must be voted by the trustees to mirror the voting of all shares that are not subject to the terms of the voting trust agreement on significant stockholder actions, as defined in the voting trust agreement. On routine stockholder actions, the trustees have the discretion to vote the trust shares in any manner determined by a majority of the trustees. Because SOFTBANK and its affiliates will control a majority of the shares not subject to the voting trust, they will effectively control the votes of approximately 76% of our common stock on significant corporate actions and 29% on routine corporate governance matters as of June 30, 2000. This control by SOFTBANK and its affiliates could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

A large number of additional shares have recently and may continue to be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well

     A substantial number of our common stock have recently, and may continue to, become eligible for resale in the near future upon the expiration of time restrictions imposed by law and by contract. Sales of such additional shares in the public market could reduce the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

                          PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In March 1999, a class action suit was filed against us in the Orange County, California Superior Court alleging breach of contract, fraud and violation of consumer protection laws based on an error in the pricing of a computer monitor that was offered for sale on our Web site. Shortly thereafter in March 1999, a similar class action case was filed in Camden County, New Jersey. Both actions claim that we intentionally mispriced the monitors as a scheme to cause more people to visit our site. Plaintiffs also claim that we attempted the same scheme with other products. The plaintiffs are seeking compensatory and punitive damages in addition to injunctive relief. Neither action sets forth the amount of damages sought by the plaintiffs. Plaintiff's counsel in each action has agreed to settle the suits and we expect the settlement amount to be covered by our insurance carrier. We expect to receive preliminary approval of the settlements in August 2000 and final approval in the fourth quarter of 2000.

     We were contacted by the Federal Trade Commission and the New York State Attorney General's office regarding print and Web advertisements we ran in August and September 1999 for a particular promotion of the Compaq Presario 5304 system. The inquiries concerned the location and sufficiency of the information we provided about the terms of rebates available for the system and the advertised price. We have reached a settlement with the Federal Trade Commission for no monetary penalty. We also reached a settlement with the New York Attorney General's Office and agreed to pay $65,000 to reimburse the state for its costs of investigation.

     On March 13, 2000 a class action suit was filed against us in the U.S. District Court for the Central District of California alleging that we collect, use and disclose personally identifiable customer information to our third party advertising server and other advertisers without first informing our customers or seeking their permission in violation of several federal statutes. The complaint seeks damages of up to $10,000 per class member per violation, actual and punitive damages, restitution, attorneys' fees and costs plus injunctive and other equitable relief. On April 7, 2000 a companion lawsuit was filed in the Superior Court of the State of California, County of Orange alleging violations of state statutory and common law based upon the same facts and federal causes of action as alleged in the federal class action. The complaint seeks statutory damages of up to $5,000 per class member per violation, plus actual and punitive damages or restitution, attorneys' fees and costs and injunctive and other equitable relief. On April 25, 2000 a third class action suit was filed in the United States District Court for the Central District of California alleging violation of the same federal statutes as those in the federal class action filed on March 13, 2000. As with the first two class actions, the complaint alleges that we collect, use and disclose personally identifiable information of our consumers without first informing them or obtaining their consent. The complaint seeks unspecified statutory damages, compensatory damages, punitive damages, attorneys' fees and costs, plus declaratory, injunctive and other equitable relief, including disgorgement of all profits and restitution of all monies acquired by means of any act or practice declared to be unlawful. The classes have not yet been certified in any of these actions and such actions are in their early stages.

     Although we intend to defend ourselves vigorously, each of these actions could result in significant expenses and diversion of management time and other resources. Further, the outcome of the actions filed against us is uncertain. Therefore, we can give no assurance that we will prevail in these suits against us. See "Risk Factors--If we are unable to successfully defend against pending legal actions against us, we could face substantial liabilities."

     Although we are not aware of any other material legal proceedings pending against us, we are from time to time subject to ordinary course litigation and disputes between our customers, employees and us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

     On July 12, 2000 we signed a definitive agreement to acquire Telstreet.com, a privately-held company located in Indianapolis, Indiana. Under the terms of the agreement, we will issue an aggregate of approximately 1.6 million shares of our common stock, subject to downward adjustment in certain circumstances, in exchange for all of the outstanding capital stock and options of Telstreet.com. The acquisition will be accounted for under the purchase method of accounting and has been approved by the board of directors of both companies and the stockholders of Telstreet.com. We anticipate that the Telstreet.com acquisition will close during the third quarter of 2000. The acquisition is subject to a number of closing conditions. As a result, we cannot be certain that the Telstreet.com acquisition will be completed.

     In October 1999, we declared a common stock dividend of 75% of the capital stock, on an "as converted" basis, of BUYNOW, INC., a wholly-owned subsidiary, to all of the stockholders of record as of October 13, 1999. We effected the dividend on April 26, 2000, and on the date of the dividend, we owned preferred stock representing 25% of the capital stock of BUYNOW, on an "as converted" basis. The BUYNOW preferred stock has a liquidation preference over the common stock and is convertible into BUYNOW common stock.

     Additionally, as a part of the dividend, several of our officers and directors received shares of BUYNOW common stock. We also entered into a technology and trademark license agreement to license BUYNOW its e-commerce technology related to the BUYNOW business, a license to use the BUYNOW trademark and domain name rights. We entered into a non-competition agreement with BUYNOW that imposes certain restrictions on BUYNOW's business. BUYNOW also issued a promissory note to us for approximately $600,000 for accrued intercompany debt which will be reduced by future employee services provided by BUYNOW to Buy.Com.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    10.1+ Supply and Fulfillment Agreement dated April 24, 2000 by and between Buy.Com Inc. and Global Trade, Inc.

    10.2+ Order Fulfillment Services Agreement dated May 2, 2000 by and between Buy.Com Inc. and Ingram Micro, Inc.

    10.3+ Supplier Agreement dated June 13, 2000 by and between e-NITED business solutions a division of United Stationers Supply Co. and Buy.Com Inc.

    10.4+ Strategic Alliance Agreement dated April 20, 2000 by and between Buy.Com Inc. and Global Sports, Inc.

    10.5+ Technology and Trademark License Agreement dated April 26, 2000 by and between Buy.Com Inc. and BUYNOW, INC.

    10.6+ Non-Competition Agreement dated April 26, 2000 by and between Buy.Com Inc. and BUYNOW, INC.

    27.1   Financial Data Schedule

+ Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2 these confidential portions have been omitted from this exhibit and filed separately with the Commission.


B.   Reports on Form 8-K

     None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUY.COM INC.
                                       (Registrant)


                                       By:  /s/ Mitch C. Hill
                                          --------------------------------------
                                            Mitch C. Hill
                                            Chief Financial Officer (principal
                                            financial and accounting officer)


Dated:  August 11, 2000

                                 EXHIBIT INDEX

Exhibit Number        Description

10.1+ Supply and Fulfillment Agreement dated April 24, 2000 by and between Buy.Com Inc. and Global Trade, Inc.

10.2+ Order Fulfillment Services Agreement dated May 2, 2000 by and between Buy.Com Inc. and Ingram Micro, Inc.

10.3+ Supplier Agreement dated June 13, 2000 by and between e-NITED business solutions, a division of United Stationers Supply Co. and Buy.Com Inc.

10.4+ Strategic Alliance Agreement dated April 20, 2000 by and between Buy.Com Inc. and Global Sports, Inc.

10.5+ Technology and Trademark License Agreement dated April 26, 2000 by and between Buy.Com Inc. and BUYNOW, INC.

10.6+ Non-Competition Agreement dated April 26, 2000 by and between Buy.Com Inc. and BUYNOW, INC.

27.1    Financial Data Schedule


+ Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2 these confidential portions have been omitted from this exhibit and filed separately with the Commission.