Form 10-Q
period 2000-09-30
BUY COM INC
filed 2000-11-13
CIK 1097070

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

(Mark One)
   [x] QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

   [_] For the quarterly period ended September 30, 2000

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

                              Yes   x     No ____
                                  -----

The number of shares outstanding of the Registrant's Common Stock, par value $0.0001, as of November 8, 2000 was 134,441,956

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Consolidated Financial Statements.................................. 1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 29

PART II OTHER INFORMATION
-------------------------

Item 1.  Legal Proceedings.................................................. 30

Item 2.  Changes in Securities and Use of Proceeds.......................... 30

Item 3.  Defaults Upon Senior Securities.................................... 31

Item 4.  Submission of Matters to a Vote of Security Holders................ 31

Item 5.  Other Information.................................................. 31

Item 6.  Exhibits and Reports on Form 8-K................................... 31

         A.  Exhibits....................................................... 31

         B.  Reports on Form 8-K............................................ 31

Signatures.................................................................. 32

          In this Report, "BUY.COM" the "Company," "we," "us" and "our" collectively refers to BUY.COM INC. and its subsidiaries.

                                 BUY.COM INC.
                                 ------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        ASSETS
                                        ------
                                                                              September 30,    December 31,
                                                                                  2000             1999
                                                                              -------------    ------------
                                                                               (unaudited)
Current Assets:
       Cash and cash equivalents                                              $     104,074    $     24,693
       Marketable securities                                                          5,992               -
       Accounts receivable, net of allowances of $2,641 and $1,104 at
          September 30, 2000 and December 31, 1999, respectively                     24,763          17,882
       Prepaid expenses and other current assets                                     10,065          31,605
                                                                              -------------    ------------
                  Total current assets                                              144,894          74,180
Property and equipment, net                                                          17,497          16,607
Intangibles, net                                                                     27,300          28,156
Other noncurrent assets                                                                 392             663
                                                                              -------------    ------------

                                                                              $     190,083    $    119,606
                                                                              =============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current Liabilities:
       Accounts payable                                                       $      54,778    $     71,057
       Line of credit                                                                     -          12,377
       Other liabilities and accrued expenses                                         3,123           4,771
       Deferred revenue                                                               3,141           1,222
       Note Payable to stockholder                                                        -           5,000
       Obligation to minority interest, net                                           6,768              72
       Current portion of long-term debt                                                260             321
                                                                              -------------    ------------
                  Total current liabilities                                          68,070          94,820

Long-term debt, net of current portion                                                  356           1,738

Commitments and Contingencies

Stockholders' Equity:
       Convertible Preferred stock - Series A and Series B, $0.0001 par value;
          Authorized shares - 150,000,000
            Issued and outstanding--0 at September 30, 2000 and 22,098,982
            at December 31, 1999, including additional paid-in capital                   -         104,939
       Common stock, $0.0001 par value;
          Authorized shares - 850,000,000
            Issued and outstanding--134,048,395 at September 30, 2000;
            93,041,193 at December 31, 1999                                              13              10
          Additional paid-in capital                                                367,449          72,659
       Deferred compensation                                                         (3,111)         (8,850)
       Accumulated deficit                                                         (242,694)       (145,710)
                                                                              -------------    ------------
                  Total stockholders' equity                                        121,657          23,048
                                                                              -------------    ------------
                                                                              $     190,083    $    119,606
                                                                              =============    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                                 BUY.COM INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                 Quarter Ended                 Nine Months Ended
                                                                 September 30,                   September 30,
                                                         -----------------------------    ----------------------------
                                                             2000             1999            2000            1999
                                                         -------------    ------------    ------------    ------------
Net revenues                                             $     190,150    $    158,960    $    590,965    $    396,172
Cost of goods sold                                             177,437         159,094         557,622         401,426
                                                         -------------    ------------    ------------    ------------
Gross profit (loss)                                             12,713            (134)         33,343          (5,254)

Operating expenses:
  Sales and marketing                                           21,229          15,560          67,768          42,453
  Product development                                            7,097           1,795          17,252           3,851
  General and administrative                                     6,642           5,293          20,263          12,875
  Depreciation                                                   1,176             357           3,539             702
  Amortization of goodwill and other intangibles                 3,237             831           9,050           2,307
  Amortization of deferred compensation and warrants               660           8,467           2,542          12,438
                                                         -------------    ------------    ------------    ------------
     Total operating expenses                                   40,041          32,303         120,414          74,626
                                                         -------------    ------------    ------------    ------------

     Operating loss                                            (27,328)        (32,437)        (87,071)        (79,880)

Other income (expense):
  Interest income (expense)                                      2,015            (796)          5,715            (721)
  Other                                                             30              49            (792)             74
                                                         -------------    ------------    ------------    ------------

     Total other income (expense)                                2,045            (747)          4,923            (647)

Net loss before equity in losses of joint ventures             (25,283)        (33,184)        (82,148)        (80,527)

Equity in losses of joint ventures, net                          5,221               -          14,836               -
                                                         -------------    ------------    ------------    ------------

Net loss                                                 $     (30,504)   $    (33,184)   $    (96,984)   $    (80,527)
                                                         =============    ============    ============    ============

Net loss per share:
  Basic and diluted                                      $       (0.23)   $      (0.37)   $      (0.77)   $      (0.91)
                                                         =============    ============    ============    ============

Weighted average number of common shares outstanding:
  Basic and diluted                                        132,547,388      89,231,521     126,461,752      88,801,360

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

                                 BUY.COM INC.
                                 ------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                                2000           1999
                                                             ---------       ---------
OPERATING ACTIVITIES:
Net Loss                                                     $ (96,984)      $ (80,527)

Adjustments to reconcile net loss to cash
    used in operating activities:
   Depreciation                                                  3,539             701
   Amortization of deferred compensation and warrants            2,542          12,438
   Equity in losses of joint ventures                           14,836               -
   Amortization of goodwill and other intangibles                9,050           2,308
   Loss from the disposal of property and equipment                909            (249)
   Changes in assets and liabilities:
   Accounts receivable                                          (6,642)        (11,076)
   Prepaid expenses and other assets                            14,147            (164)
   Other noncurrent assets                                         271            (478)
   Accounts payable                                            (17,920)         52,185
   Accrued expenses and other liabilities                       (1,648)          3,257
   Deferred revenues                                             1,919          (1,469)
                                                             ---------       ---------

   Net cash used in operating activities                       (75,981)        (23,074)
                                                             ---------       ---------

INVESTING ACTIVITIES:
  Purchase of marketable securities                             (5,992)              -
  Purchase of property and equipment                            (7,146)         (2,728)
  Proceeds from sale of property and equipment                   1,893             735
  Acquisition of domain names                                        -            (380)
  Net proceeds received in connection with acquisition             221               -
  Investments in equity method investees                       (11,390)              -
                                                             ---------       ---------

   Net cash used in investing activities                       (22,414)         (2,373)
                                                             ---------       ---------

FINANCING ACTIVITIES
  Net proceeds from Initial Public Offering                    192,095               -
  Purchase of treasury stock                                        (5)              -
  Proceeds from issuance of common stock                             -           1,974
  Borrowings from (repayments to) stockholder                   (5,000)          5,000
  Exercise of stock options                                      1,256              21
  Borrowings from joint venture partner                          3,250               -
  Repayments under line of credit and other obligations        (13,820)              -
  Borrowings under line of credit and other obligations              -          12,462
                                                             ---------       ---------

   Net cash provided by financing activities                   177,776          19,457
                                                             ---------       ---------
Net increase (decrease) in cash and cash equivalents            79,381          (5,990)
Cash and cash equivalents at beginning of period                24,693           9,221
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $ 104,074       $   3,231
                                                             =========       =========

Supplemental cash flow information:
  Cash paid during the year for:
       Interest                                                     $  1,358     $   306
                                                                    ========     =======
       Income Taxes                                                 $     13     $     7
                                                                    ========     =======

   Summary of non-cash investing and financing activity:

       Equipment acquired under capital lease                       $     -      $   850
                                                                    ========     =======
       Stock issued in connection with domain name purchases        $    316     $   861
                                                                    ========     =======

       Reduction in value of stock issued to PGA Tour               $ (7,151)    $    -
                                                                    ========     =======

ACQUISITION

  Acquired all of the outstanding capital stock of Telstreet.com, Inc.

  The following table outlines the assets acquired, liabilities assumed and cash received:

   Fair value of assets acquired                                    $  8,470     $    -
   Less:
     Liabilities assumed                                              (1,641)         -
     Fair value of common stock issued                                (7,050)         -
                                                                    --------     -------

   Cash received in connection with acquisition                     $    221     $    -
                                                                    ========     =======

The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   COMPANY BACKGROUND

     BUY.COM INC. and its subsidiaries, collectively (the "Company" or "BUY.COM"), is a multi-category Internet superstore, offering a selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance equipment, golf related products, consumer electronics, sporting goods, office supplies and products and wireless products and services. Through twelve online specialty stores, the Company offers products in a convenient, intuitive shopping interface that features extensive product information and multi-media presentations. The Company's e-commerce portal, www.buy.com, links all of the twelve specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. BUY.COM uses a business model that includes outsourcing the majority of its operating infrastructure, such as distribution and fulfillment functions, customer service and support, credit card processing, and the hosting of the Company's system infrastructure and database servers.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

     The interim consolidated financial statements as of September 30, 2000 have been prepared by BUY.COM pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and nine month period ended September 30, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's final prospectus related to its initial public offering filed with the SEC on February 8, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

     For the purposes of the consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments. Cash and cash equivalents include restricted cash of $26.2 million as of September 30, 2000 and $0 at December 31, 1999.

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

     The Company receives activation commissions from wireless carriers for each new wireless phone subscription sold by the Company. New subscription activation fees and commissions are fully refundable if the subscriber cancels service within the minimum period of continuous active service required by the wireless carrier (generally 90 to 180 days). Revenue from activation fees and commissions is deferred until such minimum service period expires.

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

     In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted this consensus on July 1, 2000 and the effect of the adoption was immaterial. During the three months ended September 30, 2000, the Company capitalized $869,000 of web site development costs. Such costs are included in "Property and equipment, net" and will be depreciated over three years.

     In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The EITF reached a tentative conclusion with respect to the classification of costs related to outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers as cost of sales. The Company currently classifies costs related to pick, pack, and shipping customers orders (fulfillment costs) as cost of goods sold.

3.   BUSINESS ACQUISITIONS, DISPOSITIONS, AND INVESTMENTS

Business Acquisition

     In August 2000, the Company acquired all of the outstanding common stock of Telstreet.com, Inc. ("Telstreet") for approximately $7.1 million. The consideration for the acquisition consisted of 1,358,683 shares of common stock with an estimated value of $5.19 per share, based upon the average of the fair market value of the stock during the fifteen calendar days immediately preceding the execution date of the merger agreement. Telstreet is an online retailer of wireless products and services. The acquisition was accounted for under the purchase method of accounting, with approximately $7.9 million allocated to goodwill. The goodwill will be amortized over a 3-year period from the issuance of the stock.


Business Disposition

     In October 2000, the Company decided to discontinue the business and operations of Buytravel.com LLC, its joint venture with United Airlines, Inc. for travel services. The costs associated with discontinuance of the buytravel.com Web site and the operations of Buytravel.com LLC are expected to be minimal and will be allocated equally between the Company and United Airlines.


International Joint Ventures

     In 1999, the Company entered into a letter of intent with SOFTBANK America, Inc. ("SOFTBANK America") to form three international joint ventures in which the Company would have 50% ownership interests. The parties are currently discussing these agreements and the ownership structure and funding requirements are subject to change with respect to the joint ventures in the United Kingdom and Australia. The Company decided to discontinue operations of its joint venture in continental Europe and is currently in discussions to formalize the termination of such business operations. For purposes of this report, the Company assumes that it has a 50% ownership interest in the losses to date and will therefore not maintain sufficient voting control to consolidate these joint ventures. The loss associated with these joint ventures is included in the line item "Equity in losses of joint ventures" for the quarter and nine month period ended September 30, 2000 and is included in "Obligations to minority interest net" on the balance sheet, offset by capital contributions. In the event the final definitive agreements for the Australian and United Kingdom joint ventures provide for a different ownership interest, we would be required to adjust our percentage of losses for the period. The Company did not incur any charge for the costs associated with the discontinuance of the continental European joint venture for the quarter ended September 30, 2000.

4.   MARKETABLE SECURITIES

     Marketable securities are classified as available for sale investments and are carried at fair value. The cost of these securities approximate fair value, therefore, any unrealized gain or losses are immaterial. Marketable securities consist of the following (amounts in thousands):

                                             SEPTEMBER 30,  DECEMBER 31,
                                                  2000          1999
                                             -------------  ------------
                                              (UNAUDITED)
     Agency securities                          $  1,453      $      -
     Corporate bonds                               4,539             -
                                                --------      ---------
           Total marketable securities          $  5,992      $      -
                                                ========      =========

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

     In October 1999, the Company issued 1,125,000 shares of common stock to the PGA Tour as partial consideration for its five-year sponsorship. The shares were originally valued at $9.07 per share for a total consideration of $10.2 million which was recorded as "prepaids and other current assets". The fair market value at September 30, 2000 was $2.78 per share or $3.1 million. Accordingly, "additional paid-in-capital" and "prepaids and other current assets" were reduced by the change in value.

6.   LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     The following represents the calculations for basic and diluted net loss per share (amounts in thousands, except share and per share data):

                                             Quarter Ended                  Nine Months Ended
                                             September 30,                    September 30,
Basic:                                   2000             1999           2000              1999
                                     ------------      -----------   ------------       -----------
                                              (unaudited)                      (unaudited)
Net loss...........................  $    (30,504)     $   (33,184)  $    (96,984)      $   (80,527)
Weighted average common shares.....   132,547,388       89,231,521    126,461,752        88,801,360
                                     ------------      -----------   ------------       -----------
Net loss per common share..........  $      (0.23)     $     (0.37)  $      (0.77)      $     (0.91)
                                     ============      ===========   ============       ===========


Diluted:
Net loss...........................  $    (30,504)     $   (33,184)  $    (96,984)      $   (80,527)
Weighted average common shares.....   132,547,388       89,231,521    126,461,752        88,801,360
Stock options adjustment...........             -                -              -                 -
                                     ------------      -----------   ------------       -----------
Average common shares outstanding..   132,547,388       89,231,521    126,461,752        88,801,360
                                     ------------      -----------   ------------       -----------
Net loss per common share..........  $      (0.23)     $     (0.37)  $      (0.77)      $     (0.91)
                                     ============      ===========   ============       ===========

All of the Company's stock options and warrants are excluded from diluted loss per share since their effect is antidilutive.

7.  AMORTIZATION OF DEFERRED COMPENSATION AND WARRANTS

    The following table shows the amounts of amortization of deferred compensation and warrants that would have been recorded under the following income statement categories had amortization of deferred compensation and warrants not been separately stated in the statements of operations.

                                        QUARTER ENDED               NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                    ----------------------        ---------------------
                                      2000         1999             2000         1999
                                    --------     --------         --------     --------
                                        (IN THOUSANDS)               (IN THOUSANDS)
   Sales and marketing              $     85     $     96         $    (65)    $    254
   Product development                   (55)        (125)             (93)         133
   General and administrative            630        8,496            2,700       12,051
                                    --------     --------         --------     --------
                                    $    660     $  8,467         $  2,542     $ 12,438
                                    ========     ========         ========     ========

8.   COMMITMENTS AND CONTINGENCIES

     Please refer to "Part II - Other Information - Item 1" of this report for a discussion of Legal Proceedings.

9.   INCOME TAXES

     The Company incurred taxable losses for federal and state purposes for the quarter and nine month period ended September 30, 2000 and the quarter and nine month period ended September 30, 1999. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for certain state and local jurisdictions.

PART 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us that are based on our current expectations, assumptions, estimates and projections about us and our industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "estimates" and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements concerning strategic relationships and distribution arrangements, the ability to sustain growth and expand resources, the occurrence of system failures, the need for additional capital, projected operating losses, the amount of product and advertising revenues, the growth of gross product margin and other key financial and operational metrics, expansion into and integration of new businesses and new product categories, international operations, pending legal proceedings, the growth and retention of our customer base, potential contractual, intellectual property or employment issues, attraction and retention of key executives, technical personnel and other property or employment issues. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Further, the information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our prospectus related to our initial public offering filed with the SEC on February 8, 2000 and our quarterly report on Form 10-Q for the quarter ended June 30, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

     BUY.COM is a leading multi-category Internet superstore based on our net revenues and the amount of traffic to our Web site. We offer a comprehensive selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, consumer electronics, golf-related products, office supplies and products, sporting goods and wireless products and services at everyday low prices. BUY.COM was organized as a California limited liability company in June 1997 under the name BuyComp LLC and was incorporated in Delaware as Buy Corp. in August 1998. In November 1998, we changed our name to BUY.COM INC.

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

     Consistent with our merchandising strategy, we have started to raise prices on many of our products. Although we intend to continue these selective price increases, under our long-term business model, we expect to maintain lower relative product margins than many other online and offline retailers, while generating high sales volumes. For this reason, our ability to become and remain profitable depends upon our ability to substantially increase our net revenues. Over recent quarters we have not achieved revenue growth and we cannot be certain that our sales growth will continue or that we will ever become profitable.

     To date, our sales of computer hardware and software products have accounted for the vast majority of our net revenues. Our sales of products in other categories constituted less than 18% of our net revenues for the quarter and nine month period ended September 30, 2000, and for the quarter and nine month period ended September 30, 1999. None of these other categories individually constituted more than 10% of our net revenues during these periods. In the future, we expect sales of products other than computer hardware and software to be an increasingly larger component of our business. Product sales, including shipping and handling, accounted for 95.9% and 95.8% of net revenues for the quarter and nine month period ended September 30, 2000, respectively, and 97.8% and 98.2% of net revenues for the quarter and nine month period ended September 30, 1999, respectively.

     Shipping and handling net revenues were $6.8 million and $21.6 million for the quarter and nine month period ended September 30, 2000, respectively, and $8.0 million and $21.0 million for the quarter and nine month period ended September 30, 1999, respectively. Shipping and handling results are a direct function of our product sales and are an integral part of our merchandising and pricing strategy and may fluctuate based on promotional programs. Accordingly, we believe shipping and handling net revenues and the corresponding gross profit on these net revenues cannot be viewed independent of product sales and gross profit. The gross profit on our shipping and handling net revenues was $176,000 and $3.2 million for the quarter and nine month period ended September 30, 2000, respectively, and $5.0 million and $11.5 million for the quarter and nine month period ended September 30, 1999, respectively.

     We currently generate additional revenues from vendor co-op advertising as well as media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. These media advertising revenues are generally derived from short-term advertising contracts in which we typically guarantee a minimum number of advertising impressions to be delivered to users over a specified period of time for a fixed fee. In the cases where we guarantee a minimum number of advertising impressions, we defer a portion of the advertising revenues until the minimum number of impressions has been achieved. Advertising sales accounted for 5.9% and 5.5% of net revenues for the quarter and nine month period ended September 30, 2000, respectively, and 2.7% and 2.2% of net revenues for the quarter and nine month period ended September 30, 1999, respectively.

     Our net revenues are also net of coupon redemptions. Coupon redemptions result in a reduction of gross revenues in the period the coupons are redeemed by an amount equal to the value of the coupons redeemed. Coupon redemptions were $3.4 million and $7.8 million, or 1.8% and 1.3% of net revenues, for the quarter and nine month period ended September 30, 2000, respectively, and $889,000 and $1.4 million, or 0.5% and 0.4% of net revenues, for the quarter and nine month period ended September 30, 1999, respectively.

     We have expanded our business into international markets both independently and through joint ventures with third parties that are expected to provide expertise in local markets and financial resources to the joint ventures. However, we cannot assure you that we will be successful in our international operations and a number of factors may affect our ability to do so, including our ability to staff, manage and fund these foreign operations, tariffs and other trade barriers, and our ability to adapt to foreign regulatory requirements affecting e-commerce. In fact, due to the inability to secure adequate third party financing, we have recently decided to discontinue the operations of our joint venture in continental Europe.

     We have incurred significant losses since our inception and our cost of sales and operating expenses have increased dramatically. This trend reflects the costs associated with our increased efforts to promote the BUY.COM brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand our Web site and related transaction-processing systems. We intend to continue to invest heavily in marketing and promotion, Web site development, and technology and operating infrastructure development. We believe that we will continue to incur substantial operating losses for the foreseeable future, and we may never achieve profitability.

RESULTS OF OPERATIONS

Net revenues

                         QUARTER ENDED                                         NINE MONTHS ENDED
                         SEPTEMBER 30,                                           SEPTEMBER 30,
              ---------------------------------                    -------------------------------------
                 2000                   1999         % CHANGE            2000                   1999           % CHANGE
              -------------      --------------    -------------   -----------------    ----------------     ------------
                 (DOLLARS IN THOUSANDS)                                    (DOLLARS IN THOUSANDS)
Net revenues   $190,150               $158,960          20%            $590,965              $396,172            49%

     Growth in net revenues in the periods indicated reflect a significant increase in the number of units sold. This increase in product sales is primarily due to the growth of our customer base and repeat purchases from our existing customers and the launch of our new online stores. At September 30, 2000, our cumulative customer accounts reached 3.1 million compared with 2.8 million at June 30, 2000 and 2.4 million and 1.9 million at March 31, 2000 and December 31, 1999, respectively.

Gross profit (loss)

                                  QUARTER ENDED                                         NINE MONTHS ENDED
                                   SEPTEMBER 30,                                           SEPTEMBER 30,
                         ------------------------------                        ---------------------------------
                           2000               1999             % CHANGE             2000                1999            % CHANGE
                         -----------     --------------     --------------     --------------     ---------------     ------------
                           (DOLLARS IN THOUSANDS)                                    (DOLLARS IN THOUSANDS)

Gross profit (loss)          $12,713          $(134)             9587%            $33,343           $(5,254)               735%
Gross margin                     6.7%          -0.1%                                  5.6%             -1.3%


     Gross profit is calculated as net revenue less the cost of sales which includes the cost of products sold, shipping costs, and the related distribution and fulfillment costs. For the quarter and nine month period ended September 30, 2000, gross profit and gross margin increased over the same periods in 1999, primarily due to more sophisticated merchandising and pricing management of our product mix and an increased contribution of higher margin advertising revenues.

Sales and marketing

                                       QUARTER ENDED                                NINE MONTHS ENDED
                                       SEPTEMBER 30,                                   SEPTEMBER 30,
                              ----------------------------                     -------------------------
                                  2000          1999             % CHANGE          2000          1999           % CHANGE
                              ------------     -----------    --------------   -----------     ---------      -------------
                                  (DOLLARS IN THOUSANDS)                         (DOLLARS IN THOUSANDS)
Sales and marketing                $21,229       $15,560           36%            $67,768        $42,453           60%
Percentage of net revenues            11.2%          9.8%                            11.5%          10.7%


     Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as credit card fees, outsourced customer service fees and payroll associated with our advertising and marketing personnel. Sales and marketing expenses increased during the quarter and nine month period ended September 30, 2000 both as a percentage of net revenues and in absolute dollars compared to the same periods in 1999. The increase was primarily attributable to the expansion of our online advertising campaigns and the expansion of our affiliate program. As of September 30, 2000 we had signed up over 18,600 affiliates. The increase in our sales and marketing expenses was also due, to a lesser extent, to increased personnel and related expenses required to implement our marketing strategy as well as the costs associated with the sponsorship of the buy.com Tour. We intend to continue to pursue an aggressive branding and marketing campaign in order to attract new customers and retain existing customers. As a result, we expect marketing and sales expenses to continue to increase in absolute dollars in future periods.

Product development

                                      QUARTER ENDED                                       NINE MONTHS ENDED
                                      SEPTEMBER 30,                                         SEPTEMBER 30,
                           ---------------------------------                  -------------------------------------
                              2000                   1999        % CHANGE           2000                   1999        % CHANGE
                           -------------      --------------   -------------  -----------------    ----------------  ------------
                              (DOLLARS IN THOUSANDS)                                  (DOLLARS IN THOUSANDS)
Product development           $7,097               $1,795           295%           $17,252              $3,851          348%
Percentage of net revenues       3.7%                 1.1%                             2.9%                1.0%


     Product development expenses consist primarily of personnel costs, facilities expenses, and other related expenses associated with developing and enhancing our Web site, and costs of acquired content. Product development expenses increased during the quarter and nine month period ended September 30, 2000 both as a percentage of revenue and in absolute dollars compared to the same periods in 1999 due to increased personnel and outside consulting costs required to enhance the features, content, and functionality of our online stores and transaction processing systems. We intend to continue to enhance our Web site and technology and information systems and expect product development expenses to continue to increase in absolute dollars in future periods. In accordance with authoritative guidance, certain costs are capitalized and amortized over the estimated useful lives of the applicable assets.

General and administrative

                                      QUARTER ENDED                                       NINE MONTHS ENDED
                                      SEPTEMBER 30,                                         SEPTEMBER 30,
                           ---------------------------------                  -------------------------------------
                              2000                   1999        % CHANGE           2000                   1999        % CHANGE
                           -------------      --------------   -------------  -----------------    ----------------  ------------
                              (DOLLARS IN THOUSANDS)                                  (DOLLARS IN THOUSANDS)
General and administrative     $6,642              $5,293            25%            $20,263             $12,875           57%
Percentage of net revenues        3.5%                3.3%                              3.4%                3.2%


     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional fees, and other general corporate expenses. General and administrative expenses increased during the quarter and nine month period ended September 30, 2000 both as a percentage of revenue and in absolute dollars compared to the same periods in 1999 due to increased headcount and related expenses associated with the hiring of additional personnel and increased professional expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our sales, increase our staff and incur additional costs related to the growth of our business.

Depreciation

                                QUARTER ENDED                           NINE MONTHS ENDED
                                SEPTEMBER 30,                             SEPTEMBER 30,
                     ---------------------------------      -------------------------------------
                        2000                   1999               2000                   1999
                     -------------      --------------      -----------------    ----------------
                        (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
Depreciation            $1,176              $ 357               $3,539                 $ 702


     Depreciation consists primarily of amortization of property and equipment. Depreciation increased due to additional property and equipment acquired during the quarter and nine month period ended September 30, 2000, compared to the same periods in 1999.

Amortization of goodwill and other intangibles

                                          QUARTER ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                     ------------------------    ------------------------
                                        2000          1999          2000          1999
                                     ----------    ----------    ----------    ----------
                                      (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
Amortization of goodwill
and other intangibles                $    3,237    $      831    $    9,050    $    2,307

     Amortization of goodwill and other intangibles increased in the periods indicated due to amortization charges resulting from the acquisition of Buygolf.com and Telstreet.com. It is likely that we will continue to expand our business through acquisitions and investments which would cause amortization of goodwill to increase.

Amortization of deferred compensation and warrants

                                          QUARTER ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                     ------------------------    ------------------------
                                        2000          1999          2000          1999
                                     ----------    ----------    ----------    ----------
                                      (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
Amortization of deferred
compensation and warrants            $      660    $    8,467    $    2,542    $   12,438

     Amortization of deferred compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting periods for such grants, which is typically four years, using the double declining balance method. Amortization of deferred compensation decreased due to fewer grants issued below the deemed fair value of our stock, the double declining balance method used to account for such deferred compensation and cancellations during the quarter and nine month period ended September 30, 2000. The charge for warrants for the quarter and nine months ended September 30, 1999 primarily represented the cost of warrants granted to United Air Lines. There was no similar charge during the current year.

Other income (expense)

                                          QUARTER ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                     ------------------------    ------------------------
                                        2000          1999          2000          1999
                                     ----------    ----------    ----------    ----------
                                      (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
Interest income (expense)            $    2,015    $     (796)   $    5,715    $     (721)
Other income (expense)                       30            49          (792)           74


     Interest income on cash and marketable securities increased in the periods indicated due to higher balances resulting from our financing activities, principally the net proceeds from our initial public offering in February 2000. Interest expense for the quarter and nine month period ended September 30, 2000 consists of interest on asset acquisitions financed through capital leases. In addition, interest expense for the nine month period ended September 30, 2000 also includes interest on our line of credit incurred during the first quarter of 2000. Other income and expense is comprised of net gains and losses on sales of property and equipment and other miscellaneous items.

Equity in losses of joint ventures, net

                                             QUARTER ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                        ------------------------  ------------------------
                                           2000          1999        2000          1999
                                        ----------    ----------  ----------    ----------
                                         (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)
Equity in losses of joint ventures, net $    5,221            -   $   14,836    $       -

     Equity in losses of joint ventures represents the losses associated with our ownership interest in our joint venture partnerships, including our international business initiatives and Buytravel.com LLC. Our accounting treatment assumes that our ownership interest in the international joint ventures and Buytravel.com LLC is 50%. However, we are currently in discussions regarding our international joint ventures in the United Kingdom and Australia, and the ownership structure of these joint ventures is subject to change. Our joint ventures in Australia and the United Kingdom are at an early stage of their operations and are incurring net losses. Therefore, we expect to continue to record net losses on these equity method investments. Further, we have recently decided to discontinue the operations of our joint venture in continental Europe and are in discussions to determine the costs associated with discontinuing these operations. We expect to incur costs associated with the discontinuance of our continental European joint venture during the fourth quarter of 2000.

Liquidity and Capital Resources

     As of September 30, 2000, our principal sources of liquidity consisted of $104.1 million of cash and $6.0 million of marketable securities compared to $24.7 million of cash at December 31, 1999. As of September 30, 2000, approximately $26.2 million of such amounts is characterized as restricted cash to secure our obligations under several letters of credit.

     In February 2000, we completed an initial public offering in which our underwriters sold to the public 16,100,000 shares of common stock, including 2,100,000 shares in connection with the exercise of the underwriters' over-allotment option, at $13.00 per share. Our proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by us were approximately $192.1 million in the aggregate. We regularly invest in short-term government mortgage backed bonds, highly rated corporate securities, money market funds, and long term agency securities and corporate bonds.

     Net cash used in operating activities was $76.0 million and $23.1 million for the nine months ended September 30, 2000 and 1999, respectively. Net operating cash flows were primarily attributable to quarterly net losses, increases in accounts receivable, decreases in accounts payable and accrued expenses, partially offset by non-cash charges for depreciation and amortization and equity in losses of joint ventures as well as decreases in prepaid expenses and increases in deferred revenues.

     Net cash used in investing activities was $22.4 million and $2.4 million for the nine months ended September 30, 2000 and 1999, respectively, and primarily consisted of net purchases of marketable securities, purchases of property and equipment, and cash paid for investments in equity method investees, partially offset by proceeds from the sale of property and equipment.

     Net cash provided by financing activities was $177.8 million for the nine months ended September 30, 2000 as a result of the net proceeds from our initial public offering, borrowings from our international joint venture partners, and proceeds from the exercise of stock options, and partially offset by the repayment of our credit facility and a promissory note to a stockholder. Net cash provided by financing activities was $19.5 million for the nine months ended September 30, 1999, and was a result of proceeds from a loan by a stockholder, proceeds from the issuance of common stock, and proceeds from our credit facility.

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

     As of September 30, 2000, our principal commitments consisted primarily of obligations in connection with the acquisition of fixed assets and leases, commitments for advertising and promotional arrangements and commitments related to our joint venture with United Airlines, Inc. and our international joint ventures.

     However, in connection with our 50% joint venture with United Airlines, Inc., we recently decided to discontinue the business operations of this joint venture. Although we will no longer be obligated to fund the operations or contribute to the marketing of BuyTravel.com, we expect to incur immaterial costs associated with the discontinuance of its business and operations during the fourth quarter of 2000.

     We have also entered into a binding letter of intent with SOFTBANK America, Inc. and its affiliates to form three separate international joint ventures in various international territories. Under the letter of intent we would have a 50% ownership interest in each of the joint ventures and would commit approximately $7.7 million in connection with the formation of these international joint ventures. However, the parties are currently in discussions regarding this letter of intent and our ownership structure and capital contribution requirements are subject to change. For example, we have elected to terminate the joint venture for continental Europe and are currently in discussions with our joint venture partner to complete the discontinuance of this joint venture's operations. In the United Kingdom and Australia, we are currently working with our joint venture partner in an effort to secure independent funding for these joint ventures. In the event third party funding for the joint ventures is not available, we will not be in a position to invest additional capital and we may reduce or discontinue operations of such joint ventures or pursue other strategic alternatives. There can be no assurance that additional financing for the joint ventures will be available on acceptable terms, if at all. If we elect to discontinue the operations in the United Kingdom and Australia, we would be required to fund half of the costs associated with discontinuing the operations and we would also be required to repay outstanding loans to our joint venture partners.

     We believe that our current cash balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash that may be generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund our operations. There can be no assurance that financing will be available in the necessary amounts or on acceptable terms, if at all. In addition, we will periodically consider the acquisition of or investment in complimentary businesses, products, services and technologies which may impact our liquidity requirements or cause us to issue additional equity securities.

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

RISK FACTORS

     Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below. The risks and uncertainties described below, in addition to the other information in this report and our other filings with the SEC, including our prospectus filed with the SEC on February 8, 2000 and our quarterly report filed on Form 10-Q for the second quarter of 2000 are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be materially and adversely affected, the value of our stock could decline, and you may lose all or part of your investment.

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

     Since Ingram Micro is our primary source for computer hardware and software products, we are subject to risks associated with Ingram Micro's ability to replenish its inventory in a timely manner. Our customers' orders could be significantly delayed if we need to seek other distributors to fulfill our customers' orders before we are able to successfully integrate Tech Data into our distribution systems. In addition, our distribution agreement with Ingram Micro does not require them to set aside any amount of inventory to fulfill our orders or to give our orders priority over other resellers to whom they sell. Furthermore, some vendors may decide, for reasons outside our control, not to offer particular products for sale on the Internet. These vendors may also cause Ingram Micro not to sell products to us. Ingram Micro's delay or inability to supply our orders would substantially harm our business.

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

We are dependent on several third party providers to fulfill a number of our retail functions. If these parties are unwilling or unable to continue providing services to us, our business could be seriously harmed

     We are currently dependent on our distribution and fulfillment providers to manage inventory, process orders and distribute products to our customers in a timely manner. In addition to our contract with Ingram Micro for computer hardware and software products and for the fulfillment of our consumer electronics products, we have supply and distribution contracts with Ingram Entertainment Inc. for videos, DVDs and games, Nashville Computer Liquidators L.P. for our clearance products, Valley Media, Inc. for music products, Global Trade, Inc. for consumer electronics products and United Stationers Supply Co. for office products and supplies. We do not have long-term agreements with any of these third parties. We purchase all of our books from the Ingram Book Company, which are shipped and processed by Ingram Fulfillment Services, Inc., we use Las Vegas Golf & Tennis, Inc. as the primary source for the golf equipment and accessories that we sell and we use Global Sports, Inc. for our other sporting goods products. We are also dependent on various supply and fulfillment partners, including Brightpoint, Inc., and various wireless service providers for the products and services offered in our wireless store. If we do not maintain our existing relationships with these providers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at low prices, and customers may refuse to shop at our online store. In addition, manufacturers may decide, for reasons outside our control, not to offer particular products for sale on the Internet. Other manufacturers have chosen not to authorize any Internet resellers or Internet resellers without a traditional "brick and mortar" retail store. If we are unable to supply products to our customers, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future

     We have not achieved profitability since our inception, and we incurred net losses of $130.2 million for the year ended December 31, 1999 and $97.0 million for the nine months ended September 30, 2000. We expect to continue to incur losses for the foreseeable future due to additional costs and expenses related to:

       -  the implementation of our business model and our pricing strategies;

       -  brand development, marketing and other promotional activities;

       -  the integration and operation of our new product categories;

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

       - access sufficient capital to fund the implementation of our business model;

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

Our recent growth has strained our resources, and if we are unable to manage and sustain our growth, our operating results will be impaired

     We have rapidly expanded our operations and anticipate that we must continue to expand our operations to address potential market opportunities. If we are unable to manage growth effectively or if we experience disruptions during our expansion, our operating results will suffer. For example, since the completion of the Telstreet.com acquisition in August 2000, we have been working to assimilate substantially all of Telstreet's operations into our operations without disrupting our existing operations.

     Additionally, recent increases in our employee base and the volume of our merchandise sales have placed, and are expected to continue to place, significant demands on our management, operational and financial resources. For example, we expanded from seven employees at December 31, 1997 to 249 employees at September 30, 2000. Our new employees include a number of key managerial and technical employees who have not yet been fully integrated into our management team, and we expect to add additional key personnel in the near future. To manage growth in our operations, we will need to improve or replace our existing Web site, financial systems, procedures and controls. In addition, we will need to expand, train and manage our increasing employee base. We will also need to expand our finance, administrative, technical and operations staff.

We rely on a relatively new management team and need additional personnel to grow our business

     Several of our executive officers are relatively new, and we intend to continue to hire key management personnel. We may experience difficulty assimilating our recently hired managers, and we may not be able to successfully locate, hire, assimilate and retain other qualified key management and technical personnel. Our future success also depends in part on the continued services of Gregory J. Hawkins, our Chief Executive Officer, and Mitch C. Hill, our Chief Financial Officer. Further, our business is largely dependent on the personal efforts and abilities of other members of senior management, as well as other key personnel. Any of our officers or employees can terminate their employment relationship at any time. We do not maintain key person life insurance on any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

If we are not able to generate significant advertising revenue, we may not be able to achieve profitability

     Our future success will depend in part on the willingness of product manufacturers and other advertisers to advertise on our Web site. There is significant uncertainty about the demand for and market acceptance of Internet advertising. In addition, the number of Web sites that offer advertising opportunities has dramatically increased in the last year, thus increasing the competition for available advertising revenue. We cannot assure you that the market for Internet advertising will expand, become sustainable or that we will be able to continue to provide an attractive forum for advertisers. If the market for Internet advertising fails to develop, develops more slowly than we expect or if we do not provide an attractive forum for advertisers, our business may not achieve profitability.

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

Expansion into new product categories and business areas is costly, risky and may not be profitable

     We have pursued an aggressive expansion strategy in the past year, opening several new online stores and acquiring BuyGolf.com and Telstreet.com. Continued expansion of our operations requires substantial expenses and development, operations and editorial resources, and strains our management, financial and operational resources. We may choose to continue to expand our operations by:

       -  developing new Web sites;

       -  pursuing new or complementary products, services or sales formats;

       - expanding the breadth and depth of the products and services that we offer; or

       - expanding our market presence through relationships with third parties.

     If we expand into other product or service offerings, we risk diluting our brand name, confusing customers and decreasing interest from our advertisers.
In addition, we could be exposed to additional or unexpected risks if we enter into new business areas and may be forced to abandon our current business model or alter our strategic plans. If any of our expansion efforts are unsuccessful, our business may suffer, and we may lose potential market opportunities.

     In addition, we recently acquired Telstreet.com and entered into the online market for wireless products and services. There can be no assurance that we will succeed in this new business. The online market for wireless products and services is new and uncertain and may not develop. Our ability to obtain and retain customers will depend on, among other things, the attractiveness and competitiveness of our product and service offerings and on our customer service capabilities. If we fail to successfully integrate Telstreet.com, or experience significant system, customer service, security or other problems after we integrate this business into our Web site, customers may stop purchasing wireless products and services from us. In addition, wireless service carriers may terminate or limit their relationships with us if we do not represent an attractive channel for them to sell their products and services. The occurrence of these problems could have an adverse effect on our business and we may lose potential market opportunities.

     In addition, we may pursue the acquisition of new or complementary businesses or technologies, however, we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We may not be able to expand our efforts and operations in a cost effective or timely manner and these efforts may not achieve market acceptance. Furthermore, any new business or Web site that we launch that is not favorably received by customers could damage our reputation or the BUY.COM brand.

The integration of Telstreet.com into our operations will present significant challenges. We may not be able to realize the benefits we anticipate from the acquisition of Telstreet.com

     We face significant challenges in integrating the operations, technology, and products and services of Telstreet.com into our operations in a timely and efficient manner. Cost synergies, revenue growth, technological development and other synergistic benefits may not materialize. Diversion of our management's attention, loss of highly qualified Telstreet.com employees, and an inability to integrate the systems and operations of these two companies may all result from the acquisition. The failure to integrate our company and Telstreet.com successfully and to manage the challenges presented by the integration process may result in our company and Telstreet.com not achieving the anticipated potential benefits of the acquisition. Delays encountered in the transition process could have a material adverse effect on our business.

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

     Our ability to build and strengthen the BUY.COM brand depends largely on:

       - our ability to allocate the necessary marketing spend on our advertising and promotional efforts given our financial position;

       -  the success of our advertising and promotional efforts;

       - our ability to provide our customers with a broad range of products at competitive prices with timely fulfillment; and

       -  our ability to provide high quality customer service.

     To promote the BUY.COM brand in response to competitive pressures, we may increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. For example, we spent approximately $71.3 million for the year ended December 31, 1999, and approximately $67.8 million for the nine months ended September 30, 2000 and we expect these expenses to continue to increase for the foreseeable future. We cannot be certain that our advertising efforts will be a successful means of customer acquisition or that this allocation of resources will provide additional revenues equal to this dedication of our resources. If we fail to promote and maintain our brand, or if we incur excessive expenses attempting to promote and maintain our brand, our business may suffer.

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

We may be subject to liability for sales and other taxes

     We currently collect sales or other similar taxes on the shipment of goods in the States of California, Massachusetts, Indiana and Tennessee. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. Any new taxes on the sale of products and services through the Internet or the income derived from these sales could substantially impair the growth of e-commerce and adversely affect our ability to become profitable. Furthermore, since our service is available over the Internet in multiple states and in foreign countries, these jurisdictions may require us to qualify to do business in these states and foreign countries. If we fail to qualify in a jurisdiction that requires us to do so, we could face liabilities for taxes and penalties.

We may be unable to protect our Internet domain names, which are essential to our business

     Our Internet domain names are critical to our brand recognition and our overall success. We have many registered domain names relating to our brand, including BUY.COM and each domain name for our specific online stores. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries has changed and is subject to further change in the future. As a result, we may be unable to acquire or maintain relevant domain names in the United States and in other countries where we conduct business. Furthermore, we may be unable to protect our domain names or prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks and other intellectual property rights.

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

Our growth and operating results could be impaired by the risks associated with our international operations

     We have expanded our international sales operations into the United Kingdom, Australia and Canada. Conducting business in foreign countries involves inherent risks, including, but not limited to:

       -  difficulties in staffing, funding and managing foreign operations;

       -  unexpected or unknown changes in customer demand for e-commerce;

       -  unexpected changes in regulatory requirements;

       -  export restrictions;

       -  tariffs and other trade barriers;

       -  difficulties in protecting intellectual property rights;

       -  problems collecting accounts receivable;

       -  longer payment cycles;

       -  political instability;

       -  fluctuations in currency exchange rates; and

       -  potentially adverse tax consequences.

     If we were to experience any of these, or other difficulties, our international operations and financial condition may suffer and cause us to reduce or discontinue our international operations. For example, we are currently working with our joint venture partner in an effort to secure independent funding for our Australia and United Kingdom joint ventures. In the event third party funding for the joint ventures is not available, we will not be in a position to invest additional capital into these joint ventures and we may reduce or discontinue operations of the joint ventures or explore other strategic alternatives. There can be no assurance that additional financing for the joint ventures will be available on acceptable terms, if at all. Further, if we elect to discontinue operations in the United Kingdom and Australia, we would be required to fund half of the costs associated with the discontinuance of such operations and we would also be required to repay outstanding loans to our joint venture partners.

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

We face intense competition in various retail segments and some of our competitors may be better positioned to capitalize on the rapidly growing e-commerce market

     The e-commerce market is new, rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. Some of our competitors have and may continue to use aggressive pricing or inventory availability practices and devote substantially more resources to Web site and system development than us. We expect that competition will further intensify in the future. New technologies and the expansion of existing technologies may also increase the competitive pressure we face. Increased competition may result in reduced operating margins, loss of market share and diminished brand recognition.

     We believe that the primary competitive factors in the online market include brand recognition, price, product selection, ease of use, customer service, available content and value added services. We currently compete with a variety of online vendors that specialize in computer hardware and software products, as well as those who sell books, music, videos, DVDs and other entertainment products, consumer electronics, golf-related products, office supplies and products, sporting goods and wireless products and services. Moreover, all of the products we sell in our online stores are typically available from traditional retailers. Consequently, we must compete with companies in the online commerce market as well as the traditional retail industry.

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

If we are unable to successfully manage the transition of our leadership, our business could suffer

     In the fall of 1999, Scott A. Blum, our founder, majority stockholder and former Chief Executive Officer and Chairman, resigned from our Board of Directors, deposited all of his shares of our common stock into a voting trust, and withdrew from participation in our management, business and operations. Mr. Blum had previously resigned as our Chief

Executive Officer and terminated his employment with us in March 1999. As of September 30, 2000, Mr. Blum's shares represented approximately 46% of our outstanding capital stock. Prior to leaving the company, Mr. Blum was primarily responsible for conceiving, developing and implementing our business model and recruiting our Board of Directors and our current management team. In addition, Mr. Blum was directly involved in the creation, development and implementation of our corporate image and advertising strategy. If we are unable to successfully transition our leadership, our business could suffer.

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

SOFTBANK and its affiliates control a majority of our outstanding common stock which will enable them to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

     SOFTBANK and its affiliates own approximately 29% of our outstanding stock as of September 30, 2000. In addition, as a result of a voting trust agreement with our largest stockholder, approximately 46% of our stock outstanding as of September 30, 2000 must be voted by the trustees to mirror the voting of all shares that are not subject to the terms of the voting trust agreement on significant stockholder actions, as defined in the voting trust agreement. On routine stockholder actions, the trustees have the discretion to vote the trust shares in any manner determined by a majority of the trustees. Because SOFTBANK and its affiliates will control a majority of the shares not subject to the voting trust, they will effectively control the votes of approximately 75% of our common stock on significant corporate actions and 29% on routine corporate governance matters as of September 30, 2000. This control by SOFTBANK and its affiliates could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates is related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short term investments are comprised of U.S. government obligations and public corporate debt securities. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In March 1999, a class action suit was filed against us in the Orange County, California Superior Court alleging breach of contract, fraud and violation of consumer protection laws based on an error in the pricing of a computer monitor that was offered for sale on our Web site. Shortly thereafter in March 1999, a similar class action case was filed in Camden County, New Jersey. Both actions claim that we intentionally mispriced the monitors as a scheme to cause more people to visit our site. Plaintiffs also claim that we attempted the same scheme with other products. The plaintiffs are seeking compensatory and punitive damages in addition to injunctive relief. Neither action sets forth the amount of damages sought by the plaintiffs. In September 2000, we received preliminary approval from the Orange County Superior Court to settle both lawsuits for an aggregate of $575,000. The New Jersey case has been dismissed and may only be reinstated if final court approval is not given by the Orange County Superior Court. We expect to receive final approval in the first quarter of 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities. On August 16, 2000, we issued an aggregate of 1,358,683 shares of our common stock to the shareholders of Telstreet.com, Inc. in connection with our acquisition of Telstreet.com, Inc. The shares were issued in a transaction which was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

(d) Use of Proceeds from Sales of Registered Securities. On February 11, 2000, we completed an initial public offering (the "Offering") of our common stock, $0.0001 par value. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-89737) that was declared effective by the SEC on February 7, 2000. All 16,100,000 shares of common stock registered under the Registration Statement (including 2,100,000 shares sold pursuant to the exercise of the

Underwriters' over-allotment option) were sold at a price of $13.00 per share. After deducting the underwriting discounts and commissions and Offering expenses, we received net proceeds from the Offering of approximately $192.1 million. As of September 30, 2000, we had used approximately $82.0 million of the net proceeds from the Offering for capital expenditures associated with system upgrades and expansion, marketing activities, including our sponsorship of the buy.com Tour, repayment of certain indebtedness, investments in our joint ventures, and to fund operating losses and for working capital all as described elsewhere in this report. Except for the repayment of a $5.0 million debt to The Scott A. Blum Separate Property Trust, none of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of our or their associates, persons owning 10% or more of any class of equity securities, or an affiliate of ours, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

     In August, 2000 we completed the acquisition of Telstreet.com, a privately-held company located in Indianapolis, Indiana. We issued an aggregate of 1,358,683 shares of our common stock in exchange for all of the outstanding capital stock and options of Telstreet.com.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     27.1  Financial Data Schedule

B.   Reports on Form 8-K

     None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BUY.COM INC.
                              (Registrant)



                              By:  /s/ Mitch C. Hill
                                 -----------------------------------------------
                                   Mitch C. Hill
                                   Chief Financial Officer (principal financial
                                   and accounting officer)

Dated: November 9, 2000

                                 EXHIBIT INDEX

Exhibit Number                     Description

27.1   Financial Data Schedule