Form 10-K
period 2000-12-31
BUY COM INC
filed 2001-03-29
CIK 1097070

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                                _______________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                       Commission file number 000-29295

                                  BUY.COM INC.
            (Exact name of registrant as specified in its charter)
                                _______________

              Delaware                                           33-0816584
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                                                                   92656
 85 Enterprise, Aliso Viejo, California                          (Zip code)
(Address of principal executive offices)

                                (949) 389-2000
             (Registrant's telephone number, including area code)
                                _______________

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                               $0.0001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The Registrant does not have different classes of Common Stock. As of March 21, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $9,233,502, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

     As of March 21, 2001, there were 136,120,162 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders, currently expected to be held on June 7, 2001, as filed with the Securities Exchange Act of 1934, as amended, are incorporated by reference in
Part III of this Report.


================================================================================

                                 BUY.COM INC.

                            FORM 10-K ANNUAL REPORT
                            -----------------------

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                                   PART I
Item 1.      Business.......................................................................................   1
Item 2.      Properties.....................................................................................  21
Item 3.      Legal Proceedings..............................................................................  21
Item 4.      Submission of Matters to a Vote of Securityholders.............................................  22

                                                  PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters......................  23
Item 6.      Selected Financial Data........................................................................  23
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........  25
Item 7A.     Qualitative and Quantitative Disclosures about Market Risk.....................................  30
Item 8.      Financial Statements and Supplementary Data....................................................  30
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................................................  30

                                                  PART III
Item 10.     Directors and Executive Officers...............................................................  31
Item 11.     Executive Compensation.........................................................................  31
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................  31
Item 13.     Certain Relationships and Related Transactions.................................................  31

                                                  PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports On Form 8-K................................  31

This report contains forward-looking statements which include, but are not limited to, statements concerning our ability to operate the business to positive operating cash flow, the ability to successfully execute our operating plan, the need for additional capital, the ability to raise additional working capital on acceptable terms, the ability to retain key employees, management personnel and our Board of Directors, the ability to effectively transition a new management team, the ability to maintain the support of our distributor and vendor partners, the ability to maintain other key corporate relationships, the ability to successfully complete pending transactions, the ability to achieve our revenue goals in light of softening demand for consumer products, projected revenues, expenses, gross profit and income and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth at the end of Part I,
Item 1 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and similar discussions in our other filings with the Securities and Exchange Commission ("SEC") discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in Buy.com or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


                                    PART I

Item 1.   BUSINESS

General

BUY.COM is a multi-category Internet superstore that offers a broad selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance products, consumer electronics, sporting goods, office products and supplies and wireless products and services at everyday low prices. Through our eleven online specialty stores, we offer products in a convenient, easy-to-use shopping interface that features extensive product information and multi-media presentations. Our e-commerce portal, www.buy.com, links all of our eleven specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. We use a business model that involves outsourcing the majority of our operating infrastructure, including distribution and fulfillment, customer service and support, credit card processing and the hosting of our system infrastructure and database servers. This business model allows us to eliminate many significant capital investments and the costs and risks of carrying inventory. BUY.COM was organized as a California limited liability company in June 1997 under the name BuyComp LLC and was incorporated in Delaware as Buy Corp. in August 1998. In November 1998, we changed our name to BUY.COM INC.

In 1999 and 2000, we focused significant efforts and financial resources on sales and marketing activities to build our brand, increase customer traffic to our Web site and enhance our customer loyalty. We also committed significant financial resources to the development of our Web site, transaction processing systems and network infrastructure. However, in early 2001, we initiated a restructuring of our business and implemented a new operating plan designed to accelerate our ability to achieve positive operating cash flow. As part of the plan, we significantly reduced the size of our workforce and made further expense reductions for the business in the areas of marketing and advertising, product development and general and administrative. Our new operating plan also requires us to refine our gross margin strategy and continue to increase prices on many of our products. As a result, we expect that our sales volumes for 2001 will be significantly less than our sales volumes for 2000. Notwithstanding the changes to our financial model, we still utilize a business model that requires outsourcing the majority of its operating infrastructure to third party providers, including distribution and fulfillment, customer support, credit card processing and the hosting of our system infrastructure and database servers. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

The BUY.COM Online Shopping Experience

Our Web site is a multi-category Internet superstore offering a broad range of products. We have included informative content in each of our online stores to allow customers to enjoy their visit to our Web site and make more informed purchase decisions. We believe that shopping at www.buy.com offers attractive benefits to customers, including convenience, ease of use, a broad selection, in-depth product information and content, and everyday low prices. The following highlights the key features of our online shopping experience:

     . Browsing. We have created a seamless interface between each of our eleven online specialty stores that provides consistent functionality, look and feel. By clicking on the tabs at the top of every Web page, customers can move between stores quickly and easily. At the home page for each store, customers can view promotions and featured products or use a keyword search to locate a specific product. We have organized our product offerings into a simple set of categories and subcategories within each store to promote a uniform shopping experience and to make it easier for the customer to link directly to a particular store. This simple structure also allows customers to click on the designated category or subcategory to go to the desired location immediately.

     . Accessing Information. One of the key advantages of online shopping is the ability to access a broad range of information quickly and easily. On our Web site, customers can find detailed product information and specifications, as well as other value added features, including product pictures, music clips, book previews, supplemental information from the manufacturers, gift ideas and specialty shops. We believe this extensive information enables the customer to make a more educated purchase decision and enhances the overall shopping experience.

     . Selecting a Product and Checking Out. Customers can purchase products from each of our online stores using the same virtual shopping basket that is accessible from any product page on our Web site. Similar to a traditional retail store, customers can add and subtract products from their shopping basket as they browse, prior to making a final purchase decision. To execute orders, customers click on the "checkout" button. New customers are prompted to create an account and provide shipping and payment information. Repeat customers, through their personally created username and password, can access their account to view order status, view their history of previous orders or update their personal information. We store our customers' account information on our secure network, including multiple shipping addresses and billing options, which eliminates the need for repeat customers to complete their order information during future transactions. We charge our customer's credit card only after we have shipped the product. We also provide updated product information for each of our online stores to indicate product availability and the approximate amount of time until a particular product will be shipped.

     . Monitoring Order Status. We attempt to maintain communication with our customers throughout the purchase and fulfillment process. We confirm each order via an automatic e-mail within minutes of the order placement, and we notify our customers via e-mail when their product has been shipped.

     . Obtaining Assistance. Customers can access online assistance on our site by clicking on the "Help" button on each page in our specialty stores. Our customer service is comprised of an intuitive "help center" that allows customers to service themselves in many situations or contact a customer service representative via email to answer their questions.

Our Online Specialty Stores

We have selected our eleven online specialty stores based upon product lines that we believe have large market potential, are well suited for e-commerce, and are in industries that allow us to establish a relationship with a dominant distributor. Our current online specialty stores include the following:

     . COMPUTERS. This store offers computer products, including computers, printers, monitors, modems and peripherals from manufacturers such as Compaq, Hewlett-Packard, IBM, Viewsonic and 3COM. Customers may obtain detailed product descriptions and product pictures, as well as other promotional information. In addition, this store features vendor specific sub-stores that allow customers to browse products within the manufacturer's designated storefront.

     . SOFTWARE. This store offers computer software titles from leading manufacturers, including Microsoft, Symantec, Corel and Adobe. Similar to our Computer specialty store, we feature manufacturer's sub-stores. In addition, customers may obtain information on rebates, promotions, new releases and top selling software products.

     . ELECTRONICS. This store offers brand name consumer electronic products, including cameras, DVD players, telephones and televisions. This store offers detailed product descriptions and allows customers to browse by product category, reviewing other top selling products or by reviewing new products offered for sale.

     . OFFICE PRODUCTS. This store offers a variety of office equipment, supplies, furniture, phone systems, and other products geared towards our small business customers. This store feature top selling products and offers customers the ability to create a business account to finance their purchases.

     . BOOKS. This store offers hardback, paperback and audio book titles. Customers may browse a variety of categories, including subject matter, and new releases. Customers may also conduct targeted searches for their favorite authors or titles. Our site enables customers to read the first chapter of many books, as well as recommendations for related books. We also offer customers the opportunity to preorder upcoming releases.

     . VIDEOS. This store offers DVD and VHS titles from multiple categories, including comedy, action, drama, documentary and foreign films. This store offers preorder capabilities and professional reviews, as well as recommendations for related titles. Customers may also focus their search on DVD titles within the DVD Only subcategory, accessible by a direct link from the home page.

     . GAMES. This store offers games and accessories for PlayStation 2, Nintendo64, PlayStation, Dreamcast and Game Boy systems. This store offers PC and Mac games, strategy guides and gaming hardware. We provide detailed product descriptions, screen shots, professional reviews, codes and game hints, as well as recommendations for related games.

     . MUSIC. This store offers music titles in both CD, cassette and minidisc formats. Customers may order titles from various categories including pop/rock, alternative, electronica, heavy metal, rhythm and blues/soul, classical, jazz, country, rap/hip hop, folk, new age and soundtracks. This store offers detailed product descriptions, music clips, full song listings and recommended albums. The store also includes upcoming releases and new artist features.

     . SPORTS. This store offers brand name sports equipment and accessories. Customers may browse products by choosing a particular sport or by viewing specially featured products. This store also offers detailed product descriptions and images. We plan to discontinue or otherwise modify the way in which sporting goods are offered on our site before the end of 2001.

     . WIRELESS. This store was launched in October 2000 and offers wireless phones and service plans from the leading manufacturers and wireless service providers. Product offerings in this store include the latest in web-enabled phones, wireless PDAs, wireless e-mail, FRS radios and cellular accessories. This store also provides customers with online access to manufacturer rebates, discounts and promotions when applicable. We also provide for side-by-side comparisons of mobile phones and plans, enabling customers to make buying decisions tailored to their individual needs.

     . CLEARANCE. This store offers brand name close-out inventory from some of the most popular manufacturers, including Compaq, Toshiba, Hewlett-Packard, Kodak and Canon. Our inventory consists mainly of home electronics and computer hardware. We obtain this merchandise at substantial discounts through liquidations, overages and promotions. We also work with our vendors to ensure that this store's product selection serves to complement our other online stores.

Customer Service and Support

We believe customer support throughout the shopping experience is a key element in providing a convenient shopping forum for our customers and establishing customer loyalty. We provide e-mail support to our customers, and have built an extensive self-help environment within our Web site. This tool allows customers to receive all information regarding their current orders and past order history. Within the Web site, customers may also track shipped orders with Federal Express and United Parcel Service, check the status of orders being processed, access links to our technology partners' Web sites for technical support and request and print return labels.

To maintain our business model strategy and retain our ability to scale our operations quickly, we have outsourced our customer support to ClientLogic, a provider of customer service support to other notable technology organizations. This strategy also has enabled us to minimize capital expenditures, while ensuring that we are staffed to meet the service needs of our customers. We currently maintain a contact center in Bartlesville, Oklahoma where ClientLogic has staffed approximately 85 dedicated BUY.COM customer service representatives who are trained and managed on-site by BUY.COM management personnel. In addition to our outsourced customer support, we maintain a limited in-house staff of high-level customer service representatives to address more complex customer inquiries and back office processing.

Advertising Revenue

Advertising revenue is a key component of our business model and consisted of 5.6% of our net revenues for the fiscal year ended December 31, 2000. We believe that the large volume of product sales on our site, together with our ability to attract proven online buyers, provides a high quality audience for our advertisers. In addition, we provide a range of advertising opportunities to reach Internet buyers. We presently derive advertising revenue from vendor co-op advertising and media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. Currently, we derive most of our co-op advertising from our technology and entertainment vendors.

Merchandising Strategies

We believe that our strong brand name and the breadth and depth of our product selection in our online stores enable us to pursue unique merchandising and pricing strategies. Because our stores are not restricted by physical capacity limitations, we have a significant amount of flexibility with regard to the presentation and organization of our product categories and the product selection within each of those categories.

To date, our merchandising and pricing efforts have focused on offering popular products with high brand awareness at low prices to drive traffic to our site. As customer loyalty and recognition of our brand name has increased, we have begun to augment this strategy by implementing the following:

     . cross-marketing higher margin products and services to our customers once they are in our online stores. By operating eleven integrated online specialty stores featuring a broad range of brand name products, we can often present the customer with other higher margin products, including accessories and other products that are complementary to the customer's initial purchase as well as popular point-of-purchase impulse buys;

     . offering vendors the ability to create specialized promotional "stores within a store." We believe this will provide us greater flexibility in promoting higher margin products while capturing additional co-op advertising revenues available from our manufacturers; and

     . raising prices on selected products. Since June 1999, we have raised prices on selected products to refine our pricing strategy and increase our gross margins. For some of these products the increase in price did not result in any decline in sales volumes. However, for other products, sales volumes declined. We expect that due to further price increases, our sales volumes will decline during the fiscal year ended December 31, 2001, as compared to the fiscal year ended December 31, 2000. We believe, however, that by analyzing the results of our past price increases and customer buying pattern data, we can identify products that are potentially less price sensitive, which will provide the opportunity to raise margins through targeted price increases that are intended to result in sales volumes that are consistent with our operating plan.

Business Acquisitions

In August 2000, we acquired Telstreet.com, Inc. for an aggregate purchase price of approximately $7.1 million in a stock for stock transaction in which the current holders of Telstreet.com received shares of our common stock as consideration for their shares. Telstreet.com was an online retailer of wireless products and services, and this acquisition was the foundation for our Wireless specialty store.

Business Dispositions

In October 1999, we declared a common stock dividend of 75% of the capital stock, on an "as converted" basis, of Aqueduct, Inc. (formerly, BUYNOW INC.) ("Aqueduct") to all stockholders of record as of October 13, 1999. We effected the dividend in April 2000, and on the date of the dividend, we owned preferred stock representing 25% of the capital stock of Aqueduct, on an "as converted" basis. The Aqueduct preferred stock has a liquidation preference over the common stock and is convertible into Aqueduct common stock.

In October 2000, we decided to discontinue the business and operations of Buytravel.com LLC, our joint venture with United Airlines, Inc. for travel services. To date, the costs associated with discontinuance of the buytravel.com Web site and the operations of Buytravel.com LLC have been minimal and have been allocated equally between United Airlines and us.

During 2000, we also made a strategic decision to focus our resources on our domestic business. As a result, we discontinued the operations of our joint venture in continental Europe and have since terminated its business operations. In addition, we decided to terminate the operations of our joint venture in Australia in November 2000. In March 2001, we sold our United Kingdom joint venture to the John Lewis Partnership, and consequently, we no longer have any international operations. In connection with the sale of the United Kingdom joint venture, we granted a right to use our trademark and e-commerce technology in the United Kingdom and the Republic of Ireland. We assume that we had a 50% ownership interest in the losses of all three international joint ventures and will therefore not maintain sufficient voting control to consolidate these joint ventures. The losses associated with these joint ventures are included in the line item "Equity in losses of joint ventures, net" for the year ended December 31, 2000 and are included in "Obligations to minority interest, net" on the balance sheet, offset by capital contributions. We did not incur any charge for the costs associated with the discontinuance of the continental European or Australian joint venture for the year ended December 31, 2000.

Distribution Network

We believe that the ability to maintain a primarily outsourced operating infrastructure is key to an efficient and profitable e-commerce model. As part of this strategy, we have entered into relationships with leading distributors in each of our product segments, including Ingram Micro for computer hardware and software, Ingram Entertainment for videos, DVDs, and video games, Ingram Book for books, Valley Media for music, Action International Marketing for our clearance products, Global Trade for consumer electronics, United Stationers for office products and supplies, Brightpoint for the distribution of our wireless products and Global Sports for our sporting goods. These distributors carry a vast inventory of products located in warehouses throughout the country from which products are picked, packed and shipped directly to our customers or our national fulfillment provider. Through this system, we have been highly effective at leveraging the inventory management and fulfillment capabilities of each of our providers to deliver products cost- effectively to our customers nationwide.

Competition

The e-commerce market is rapidly evolving, intensely competitive and we expect that competition will further intensify in the future. Barriers to entry are limited, and many traditional retailers have launched their own online operations that provide significant competition to us due to their strong brand recognition, physical presence and other factors. New technologies and the expansion of existing technologies may also increase competitive pressures. We currently compete with a variety of online vendors who specialize in computer hardware and software products, as well as those who sell books, music, videos, DVDs, consumer electronics, office products, wireless products and services, sporting goods and other entertainment products. Moreover, all of the products we sell in our online stores are available through traditional and/or catalog retailers, many of whom have launched web sites to provide online shopping to their customers. Consequently, we must compete with companies in the e-commerce market as well as the traditional retail industry.

In the computer hardware, software, peripheral and clearance product markets, our primary competitors include, but are not limited to:

     .    traditional computer retailers such as CompUSA;

     .    catalogue retailers such as CDW;

     .    online computer retailers such as Egghead.com; and

     . software and hardware manufacturers that market their products through their own Web sites such as Apple Computer, Dell Computer and Gateway.

Our current or potential competitors with respect to books, DVDs and videos, and other entertainment related products include, but are not limited to:

     . traditional entertainment product retailers such as Barnes & Noble, Blockbuster Video and Borders;

     . Internet-focused entertainment product retailers such as Amazon.com and Barnes & Noble.com; and

     . non-entertainment retailers that sell a limited selection of entertainment products at low prices, such as Wal-Mart.

Our current or potential competitors with respect to consumer electronics include, but are not limited to:

     . traditional consumer electronic retailers such as Best Buy and Circuit City; and

     . online retailers of consumer electronics such as Amazon.com and 800.com.

Our current or potential competitors with respect to sporting goods include, but are not limited to:

     .    traditional sporting goods retailers such as The Sports Authority; and

     .    online retailers of sporting goods products such as fogdog.com.

We also compete with traditional and online retailers in our other product categories.

We also expect to experience significant competitive pressure if any of our distributors were to initiate their own retail operations. Because our distributors have access to merchandise at very low costs, they could sell products at lower prices than us and maintain a higher gross margin on their product sales than we are able to achieve. If this were to occur, our current and potential customers may decide to purchase directly from these distributors, which could reduce our market share.

We believe that the primary competitive factors in online retailing include brand recognition, price, product selection, customer service, value-added services and ease of use. Although we believe that we compete favorably with respect to these factors, several of our competitors may have an advantage over us with respect to specific factors. In addition, many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do.

Technology and Systems

We have implemented a combination of proprietary technologies and commercially available licensed technologies. Our Web site's front-end is built on industry standard technologies, including IBM NetFinity and other servers. The business logic of the site is contained in a variety of proprietary programs. These programs handle user interface, ordering and customer communications and operate on redundant IBM NetFinity and other servers. We expect to add additional servers and capacity as needed in the long-term. Our system includes redundant hardware on mission critical components, which we believe can survive the failure of several entire servers with relatively little downtime. We also believe we can quickly and easily expand capacity without significant additional development. We have historically run our key systems below capacity to support potential growth.

Consistent with our operating strategy, we have an agreement to outsource the hosting of our Web servers to an Internet data center specialist, Exodus Communications, which maintains an extensive national network. Exodus provides redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power. In addition, Exodus provides us with a 24 hours a day, seven days a week system monitoring and escalation. Exodus currently hosts our Web operations in their Irvine, California data center, and we believe Exodus has adequate available floor space for our needs in this facility for the foreseeable future. In addition, we expect to be able to support a distributed, redundant site by placing some of our servers in Exodus' other locations across the country.

Order Processing Applications. We use a set of computer software applications
-----------------------------
for processing each customer order. These applications charge customer credit cards, print order information, transmit order information electronically to our distributors and deposit transaction information into our accounting system. All credit card numbers and financial and credit information are secured using the Internet security protocol Secure Socket Layer, Version 3, an encryption standard, and we maintain credit card numbers behind appropriate fire walls.

Marketing Applications. We have developed a set of computer software
----------------------
applications for sending automated broadcast e-mails to customers on a frequent basis. This software extracts e-mail addresses from our mailing lists, sends e-mails to the designated recipients and automatically services requests from customers to remove them from the mailing list.

Ad Reporting. We have developed an application that allows for the tracking and
------------
reporting of aggregate customer responses to the Web advertisements we place throughout the Internet. The reports include click-throughs to the advertisements and orders and sales from those responses on a daily basis. These reports allow for comparison of similar site's performance, placements within a single site and the creative/graphic performance of the advertisements.

Intellectual Property

We regard the protection of our copyrights, service marks, trademarks, trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. We have acquired and registered many of our domain names with regulatory bodies in an effort to protect these intellectual property rights. We have also entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third party development of similar technologies. In addition, we have pursued the registration of our key trademarks and service marks in the U.S. and internationally, including but not limited to BUY.COM. However, effective intellectual property protection may not be available in every country in which our services may be made available in the future. There is also no guarantee that the trademarks or servicemarks for which we have applied for registration will offer adequate protection under applicable law.

We have licensed in the past, and expect that we may license in the future, some of our intellectual property rights, including trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of the BUY.COM brand is maintained by these licensees, they could take actions that might materially and adversely affect the value of our intellectual property rights or reputation, which could harm our business. We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future, if at all. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

As is customary with technology companies, from time to time we have received, and may continue to receive or become aware of, correspondence claiming potential infringement of other parties' proprietary rights. We could incur significant costs and diversion of management time and resources to defend claims regardless of the validity of these claims. We may not have adequate resources to defend these claims, and any associated costs and distractions could have a material adverse effect on our business, financial condition and results of operations. As an alternative to litigation, we may seek licenses for other parties' intellectual property rights. We may not be successful in obtaining any necessary licenses on commercially reasonable terms, if at all.

Employees

As of December 31, 2000, we had 258 full-time employees, including 105 employees engaged in engineering and Web development, 45 engaged in sales and marketing, and 108 engaged in general and administrative activities. In January and February 2001, we began the implementation of a restructuring plan, and as a result, we significantly reduced our workforce. As of March 21, 2001, we had 146 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our quarterly reports on form 10-Q. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operation could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We must successfully execute our new operating plan to achieve profitability without having to raise additional working capital

In early 2001, we initiated a restructuring of our business and implemented a new operating plan designed to accelerate our ability to achieve positive operating cash flow without the need for additional working capital. As part of the new operating plan, we significantly reduced the size of our workforce and made further significant expense reductions for the business in the areas of marketing and advertising, product development and general and administrative. To successfully execute against our operating plan, we must adhere to our expense reductions and work to achieve the revenue and gross margin targets incorporated as underlying assumptions to our operating plan. If we are unable to manage our operating expenses and increase our gross margins, without experiencing significant deterioration in our projected sales volumes, we will be unable to achieve positive operating cash flow. Further, we have significantly reduced our marketing and advertising budget for 2001, and we cannot guarantee that we will be able to maintain the visitor traffic levels, visitor conversion rates, customer purchase activity and general brand awareness that we have had in the past. Our ability to achieve our annual and quarterly revenue and gross margin goals could also be negatively impacted by the softening consumer demand for technology and entertainment products, as well as the weakening general economic conditions and decreasing consumer confidence.

Our new operating plan reflects management's expectations as of the date of this annual report, and is based on currently available information as well as significant assumptions made by management regarding various revenue, gross margin and operating expense items. We cannot guarantee that the assumptions that we have relied upon in developing our operating plan will be accurate, or that future events or results will conform to our expectations or assumptions. If our assumptions are inaccurate, or our expectations prove to be erroneous in light of future events, or if we are unable to maintain the support of our vendors, distributors, third party advertisers and other key corporate relationships regardless of the success of our new operating plan, we will need to raise additional working capital before we achieve positive operating cash flow. We currently do not have any commitments for additional financing, and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our operations and our business could fail.

In light of certain perceptions regarding our financial condition, our customers, distributors and vendor partners may decide not to do business with us

Due to concerns regarding our financial condition and our perceived ability to fulfill our financial and other obligations, our customers, distributors, third party advertisers, vendor partners and other corporate partners and service providers may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. For example, our distributors could seek to limit our credit terms or otherwise reduce their support of our business, forcing us to leverage our operating cash by repaying our unsecured credit lines with them or increasing the amount of our secured credit lines. Also, if our customers, vendor partners and third party advertisers choose to do less business with us, our net sales would decrease and our gross profits would be significantly impacted by reduced sales volumes, including a corresponding decrease in co-op advertising revenue, and reduced media advertising sales.

Our common stock is likely to be delisted from the Nasdaq National Market

We have received a notice from the Nasdaq National Market that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided us with 90 calendar days, or until May 31, 2001, to regain compliance with this requirement or be delisted from trading. If we are unable to regain compliance with this requirement during this time period, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, our securities will be delisted from trading by the Nasdaq National Market. In this instance, trading in shares of our common stock would decrease substantially or cease altogether, the market price of our common stock may decline further, potentially to zero, and you may lose some or all of your investment.

We have incurred substantial losses and we may continue to incur losses for the foreseeable future

We have not achieved profitability since our inception, and we incurred net losses of $130.2 million and $133.0 million for the years ended December 31, 1999 and 2000, respectively. Although we recently initiated a restructuring of our business designed, in part, to significantly reduce costs in a number of areas, we expect to continue to incur substantial costs and expenses related to:

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

Further, because we sell a substantial portion of our products at very competitive prices, we have low and sometimes negative gross margins on our product sales. Our ability to become profitable depends on, among other things:

  - our ability to generate and sustain net sales, consistent with the assumptions underlying our new operating plan, with improved gross margins;

  -  our ability to maintain reasonable operating expense levels;

  -  our ability to generate significant advertising revenue; and

  -  our ability to provide other higher margin products and services.

If we are unable to manage and reduce our operating expenses and costs, while at the same time increasing our gross margins compared to the year ended December 31, 2000, and without experiencing a significant deterioration in our sales volumes, we will be unable to achieve positive operating cash flow. If we do not achieve positive operating cash flow in a timely manner that is consistent with our operating plan, our business could fail.

Our growth and operating results could be impaired if we are unable to meet our future capital needs

Our projections of future cash needs and cash flows are subject to substantial uncertainty, and if our current cash balances are insufficient to meet our anticipated operating cash needs, our business will fail. Further, if we are unable to operate our business and manage our cash resources in accordance with the assumptions underlying our new operating plan, we may need to raise additional working capital sooner than we would otherwise have expected. The factors that may impair our ability to effectively operate our business and manage our operating cash include, but are not limited to:

  -  our ability to retain the support of our distributor and vendor partners;

  -  our ability to maintain other key corporate relationships; and

  - our ability to maintain sales volumes and gross margins consistent with our operating plan.

We may also seek to sell additional equity securities, obtain a line of credit or seek other ways to fund our operations in the event we require additional working capital to operate our business. We currently do not have any commitments for additional financing and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our operations, and our business will fail. Further, if we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Also, any new securities could have rights, preferences and privileges senior to those of our common stock.

We rely on a relatively new management team and need to retain our existing personnel to effectively operate our business

Several of our executive officers recently joined the company in connection with our restructuring, and we may experience difficulty assimilating these new officers into our business operations. For example, in February 2001 we hired James B. Roszak as our new Chief Executive Officer and Robert R. Price as our new Chief Financial Officer. Our success depends, in part, upon their ability to successfully transition their new management team and to retain existing management. Further, our business is largely dependent on the personal efforts and abilities of other members of senior management, as well as other key personnel. In January and February 2001, we terminated the employment of approximately 115 employees, and the retention of our remaining employees is key to our success. Any of our officers or employees can terminate their employment relationship at any time. We do not maintain key person life insurance on any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

Our business may suffer as a result of our reduction in workforce

In January and February 2001, we initiated a restructuring of our business and terminated the employment of approximately 115 employees. This reduction in workforce may negatively impact our ability to conduct business and serve our customers, distributors and vendor partners in a manner comparable with past practice, which could cause our business to suffer significantly. For example, we recently changed our customer support organization to discontinue telephone support to our customers and only provide e-mail customer support. Although we believe our new customer support program is adequate, there can be no assurance that our customers will not become dissatisfied and choose to shop at another destination. Further, our workforce reduction and loss of key management personnel could cause concern among our distributors, vendors, third party advertisers and other critical corporate relationships.

Ingram Micro's failure to supply and fulfill our computer hardware and software products could reduce our revenues and harm our business

We depend on Ingram Micro, Inc. to provide the majority of our computer hardware and software products and to fulfill our customers' orders. To date, a substantial majority of our product sales revenue has been derived from computer hardware and software products acquired from Ingram Micro. We cannot guarantee that Ingram Micro will continue to supply a sufficient quantity of inventory on a timely basis to satisfy our order requirements. If Ingram Micro were to terminate or refuse to renew our distribution arrangement, we would have to purchase our computer hardware and software products from other distributors. In such event, we cannot be certain that other distributors could be effectively and efficiently integrated into our distribution systems to provide comparable fulfillment, processing and shipping services to our customers in a timely manner. In addition, in the event we do not purchase at least $350.0 million of products from Ingram Micro during the term of our agreement with them, our current pricing schedules could be revised. Our distribution agreement with Ingram Micro terminates in March 2002.

Because Ingram Micro is our primary source for computer hardware and software products, we are subject to risks associated with Ingram Micro's ability to replenish its inventory in a timely manner. Our customers' orders could be significantly delayed if we need to seek other distributors to fulfill those customers' orders. In addition, our distribution agreement with Ingram Micro does not require them to set aside any amount of inventory to fulfill our orders or to give our orders priority over other resellers to whom they sell. Furthermore, some vendors may decide, for reasons outside our control, not to offer particular products for sale on the Internet. These vendors may also cause Ingram Micro not to sell products to us. Ingram Micro's delay or inability to supply our orders would substantially harm our business.

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

We are dependent on several third party providers to fulfill a number of our retail functions. If these parties are unwilling or unable to continue providing services to us, our business could be seriously harmed

We are currently dependent on our distribution and fulfillment providers to manage inventory, process orders and distribute products to our customers in a timely manner. In addition to our contract with Ingram Micro for computer hardware and software products and for the fulfillment of our consumer electronics products, we have supply and distribution contracts with Ingram Entertainment Inc. for videos, DVDs and games, Action International Marketing for our clearance products, Valley Media, Inc. for music products, Global Trade, Inc. for consumer electronics products and United Stationers Supply Co. for office products and supplies. We do not have long-term agreements with any of these third parties. We purchase all of our books from the Ingram Book Company, which are shipped and processed by Ingram Fulfillment Services, Inc. and we use Global Sports, Inc. for our other sporting goods products. We are also dependent on various supply and fulfillment partners, including Brightpoint, Inc., and various wireless service providers for the products and services offered in our wireless store. If we do not maintain our existing relationships with these providers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at low prices, and customers may refuse to shop at our online store. In addition, manufacturers may decide, for reasons outside our control, not to offer particular products for sale on the Internet. Other manufacturers have chosen not to authorize any Internet resellers or Internet resellers without a traditional "brick and mortar" retail store. If we are unable to supply products to our customers, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business will suffer severely.

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

If we are not able to generate significant advertising revenue, we may not be able to achieve profitability

Our future success will depend in part on the willingness of product manufacturers and other advertisers to advertise on our Web site. There is significant uncertainty about the demand for and market acceptance of Internet advertising. We cannot assure you that the market for Internet advertising will expand, become sustainable or that we will be able to continue to provide an attractive forum for advertisers. If the market for Internet advertising fails to develop or if we do not provide an attractive forum for advertisers, our business may not achieve profitability.

Because our advertising revenues carry higher gross margins than our product sales, any decline in our advertising revenues would have a disproportionate impact on our overall gross margin. For example, since we expect our net sales to decrease in 2001, compared to the year ended December 31, 2000, our co-op advertising revenue should correspondingly decline, thus reducing our advertising revenue. If our advertising revenues decline, we may not be able to replace these revenues through other programs or through our product sales, and we may be unable to achieve profitability.

We have only been operating our online business since November 1997 and face challenges related to early stage companies in rapidly evolving markets

We were founded in June 1997 and began our online operations in November 1997. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving online commerce market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of raising working capital, the difficulty of attracting and retaining qualified management personnel and the use of our business model. To address these risks, we must, among other things:

  -  access sufficient capital to fund the implementation of our business model;

  - increase our sales volumes and gross margins while limiting our operating expenses;

  -  expand our customer base;

  -  enhance our brand recognition;

  -  expand our product and service offerings;

  -  access sufficient product inventory to fulfill our customers' orders;

  -  successfully implement our business and marketing strategy;

  -  provide high quality customer service and order processing;

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

Our business model is new and unproven, and we may not be able to achieve profitability

We are subject to risks due to the unproven and evolving nature of our business model and aggressive pricing strategy. The success of our business model depends on the volume of customers that visit our Web site and purchase our products, as well as our ability to generate significant online advertising revenues. To this end, we have worked hard to build our brand name and enhance our customer loyalty by selling our products at extremely low prices and maintaining very low, and sometimes negative, gross margins on our product sales. We intend to implement various strategies to improve our gross margins going forward, which may include raising prices on products and product categories from time to time. To the extent we raise the prices on our merchandise, our product sales may decline. We may also have to increase our prices if distributors receive pressure from manufacturers to discontinue sales to us as a result of our low price strategy. If the amount of traffic to our Web site decreases due to price increases, a reduced marketing budget, a weakening demand for technology and entertainment products or otherwise, we may become less attractive to our current and potential advertisers. As a result, our margins and advertising revenues may decline.

Our ability to achieve profitability also depends on our ability to effectively manage our operating costs. To this end, we have implemented a restructuring plan that requires less headcount to operate our business, less resources dedicated to the development of our system infrastructure, operating systems and other capital expenditures and a more efficient use of the resources dedicated to marketing and promoting our Web site. If we are unable to manage our operating expenses, while at the same time increasing our gross margins compared to the year ended December 31, 2000, and without experiencing a significant deterioration in our sales volumes, we will be unable to achieve profitability. Further, since our new operating plan requires significantly less resources focused on the operation of our business, we may not be able to achieve high levels of customer satisfaction, and consequently, we may lose existing and potential customers.

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

  - a general economic slowdown or "softness" in consumer demand for technology-related products;

  -  increased price competition from our competitors;

  - technological obsolescence of the computer hardware, software and peripheral products that we offer;

  - decisions by manufacturers of computer products to curtail or eliminate the sale of products or categories of products over the Internet or by us; or

  - decreased customer demand for computer hardware, software and peripheral products.

If we are unable to maintain our current sales levels of computer hardware, software and peripheral products, our financial condition and results of operations would suffer.

We must continue to develop and maintain the BUY.COM brand, which is costly and may not generate corresponding revenues

Maintaining and strengthening the BUY.COM brand is an important factor in attracting new customers, building customer loyalty and attracting advertisers. In the past, our initiatives have involved significant expenditures. However, as part of our restructuring plan, we have significantly reduced the resources allocated to our promotional strategies. If our remaining promotional efforts are unsuccessful, we may not be able to recover these expenses or increase our revenues or margins consistent with our operating plan. Further, we also believe potential customers and advertisers are driven to our online store because of our strong brand recognition. If advertisers do not believe our Web site is an effective marketing and sales channel for their merchandise, or if customers do not perceive us as offering a desirable way to purchase merchandise, our branding efforts will suffer and we may lose customers.

Our ability to build and strengthen the BUY.COM brand depends largely on:

  - our ability to allocate sufficient marketing dollars on our advertising and promotional efforts given our financial position;

  -  the success of our advertising and promotional efforts;

  - our ability to provide our customers with a broad range of products at competitive prices with timely fulfillment; and

  -  our ability to provide high quality customer service.

We spent approximately $71.2 million and $92.4 million for the years ended December 31, 1999 and 2000, respectively, on our marketing budget to build and maintain our brand loyalty among our customers. However, we expect our marketing budget will decrease in the near term as a result of our effort to achieve positive operating cash flow. We cannot be certain that our reduced marketing budget will successfully drive customer acquisition or that this allocation of resources will provide additional revenues equal to this dedication of our resources. If we fail to promote and maintain our brand, or if we incur excessive expenses attempting to promote and maintain our brand, our business may suffer.

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

  -  our ability to maintain the operation of all of our specialty stores;

  -  our ability to generate significant advertising revenues;

  -  our ability to build and maintain customer loyalty;

  - the introduction of new or enhanced Web pages, services, products and strategic alliances by us and our competitors;

  -  price competition on the Internet or higher wholesale prices in general;

  -  the success of our brand building and marketing campaigns;

  -  our ability to effectively merchandise and manage our product mix;

  - our ability to maintain our distributor, vendor and other key corporate relationships;

  -  increases in the cost of online or offline advertising;

  -  unexpected increases in shipping costs or delivery times;

  -  government regulations related to use of the Internet for commerce;

  - our ability to maintain, upgrade and develop our Web site, transaction processing systems and network infrastructure;

  -  technical difficulties, system downtime or Internet brownouts;

  - the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations and infrastructure; and

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

However, we have significantly reduced the resources dedicated to the enhancement of our network infrastructure and operating systems. If we are unable to maintain our existing systems and create a positive customer experience, our revenues may decline and our business will suffer.

The evolving nature of the Internet could also render our existing online stores and systems obsolete. Our success will depend, in part, on our ability to:

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

Future advances in technology may not be beneficial to, or compatible with our business. Furthermore, we may not use new technologies effectively or adapt our Web site and transaction processing systems to customer requirements or emerging industry standards on a timely basis, or at all, depending on our financial condition. If we are unable to adapt to changing market conditions or user requirements in a timely manner, our stores may become obsolete and we will lose customers.

We may be subject to liability for sales and other taxes

We currently collect sales or other similar taxes on the shipment of goods in the States of California, Indiana, and Massachusetts. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. Any new taxes on the sale of products and services through the Internet or the income derived from these sales could substantially impair the growth of e-commerce and adversely affect our ability to become profitable. Furthermore, since our service is available over the Internet in multiple states and in foreign countries, these jurisdictions may require us to qualify to do business in these states and foreign countries. If we fail to qualify in a jurisdiction that requires us to do so, we could face liabilities for taxes and penalties.

We may be unable to protect our Internet domain names, which are essential to our business

Our Internet domain names are critical to our brand recognition and our overall success. We have many registered domain names relating to our brand, including BUY.COM. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries has changed and is subject to further change in the future. As a result, we may be unable to acquire or maintain relevant domain names in the United States and in other countries where we conduct business. Furthermore, we may be unable to protect our domain names or prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks and other intellectual property rights.

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

If we are unable to successfully defend against pending legal actions against us, we could face substantial liabilities

We are currently a party to pending legal actions against us, the outcomes of which are uncertain and could result in significant judgments against us. In March 2000, a class action suit was filed against us in the U.S. District Court for the Central District of California alleging that we provide personal customer information to our third party advertising server without informing our customers or seeking their approval. In April 2000, another class action was filed against us in the U.S. District Court for the Central District of California based on similar facts to the federal class action filed in March 2000. A third class action suit was filed against us in Orange County, California Superior Court in April 2000 based on facts similar to the two federal class actions.

In March 2001, the PGA Tour filed a counterclaim against us in the federal district court in the Central District of California. The counterclaim alleges that we breached our contract with them by declaring our sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of our trademark, by breaching the confidentiality provisions of our agreement with them and by taking action that adversely affects the goodwill of the Buy.Com Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees.

Defending against these lawsuits may involve significant expense and diversion of management's resources. Furthermore, due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future. For a more detailed description of these legal actions, see "Part I,
Item 3, Legal Proceedings."

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

We believe that the primary competitive factors in the online market include brand recognition, price, product selection, ease of use, customer service, available content and value added services. We currently compete with a variety of online vendors that specialize in computer hardware and software products, as well as those who sell books, music, videos, DVDs and other entertainment products, consumer electronics, office supplies and products, sporting goods and wireless products and services. Moreover, all of the products we sell in our online stores are typically available from traditional retailers. Consequently, we must compete with companies in the online commerce market as well as the traditional retail industry.

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

SOFTBANK and its affiliates control a majority of our outstanding common stock which will enable them to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders.

SOFTBANK and its affiliates own approximately 28% of our outstanding stock as of March 21, 2001. In addition, as a result of a voting trust agreement with our largest stockholder, approximately 44% of our stock outstanding as of March 21, 2001 must be voted by the trustees to mirror the voting of all shares that are not subject to the terms of the voting trust agreement on significant stockholder actions, as defined in the voting trust agreement. On routine stockholder actions, the trustees have the discretion to vote the trust shares in any manner determined by a majority of the trustees. Because SOFTBANK and its affiliates will control a majority of the shares not subject to the voting trust, they will effectively control the votes of approximately 72% of our common stock on significant corporate actions and 28% on routine corporate governance matters as of March 21, 2001. This control by SOFTBANK and its affiliates could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

If we are unable to successfully manage the transition from the leadership of our founder, our business could suffer

In the fall of 1999, Scott A. Blum, our founder, majority stockholder and former Chief Executive Officer and Chairman, resigned from our Board of Directors, deposited all of his shares of our common stock into a voting trust, and withdrew from participation in our management, business and operations. Mr. Blum had previously resigned as our Chief Executive Officer and terminated his employment with us in March 1999. As of March 21, 2001, Mr. Blum's shares represented approximately 44% of our outstanding capital stock. Prior to leaving the company, Mr. Blum was primarily responsible for conceiving, developing and implementing our business model and recruiting our Board of Directors and our management team. In addition, Mr. Blum was directly involved in the creation, development and implementation of our corporate image and advertising strategy. If we are unable to successfully transition our leadership while maintaining the support of Mr. Blum within the limits of the voting trust, our business could suffer.

Our stock price may be volatile and has recently declined in a significant way

The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

  - variations in our operating results, such as our inability to meet our estimated revenue targets for the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000;

  -  our ability, or inability, to raise additional working capital;

  - announcements of technological innovations, new services or product lines by us or our competitors;

  -  changes in our business model and operating strategies;

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

From February 8, 2000 (the first day of public trading of our common stock), through March 21, 2001, the high and low sales prices for our common stock fluctuated between $27.50 and $0.22. On March 21, 2001, the closing price of our common stock was $0.25. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the price of our common stock to fall.

A large number of shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well

A substantial number of shares of our common stock are eligible for resale as a result of the expiration of time restrictions imposed by law and by contract. We have also recently implemented an employee equity incentive program that provides for the issuance of shares of common stock to certain executives that may also be sold into the public market. Sales of such additional shares in the public market could reduce the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Item 2.   PROPERTIES

Our principal administrative and engineering facility is located in approximately 50,000 square feet of office space in Aliso Viejo, California under a lease that expires in January 2006. Our lease agreement for this facility requires monthly base rental payments of approximately $125,000 per month. We also lease a facility of approximately 20,000 square feet in Irvine, California to warehouse and process our product returns. Our lease for this facility expires in October 2003 and requires monthly payments of approximately $14,000. We believe our existing facilities will be sufficient for our needs for at least the next twelve months.

Item 3.   LEGAL PROCEEDINGS

In March 1999, a class action suit was filed against us in the Orange County, California Superior Court alleging breach of contract, fraud and violation of consumer protection laws based on an error in the pricing of a computer monitor that was offered for sale on our Web site. Shortly thereafter in March 1999, a similar class action case was filed in Camden County, New Jersey. Both actions claimed that we intentionally mispriced the monitors as a scheme to cause more people to visit our site. Plaintiffs also claimed that we attempted the same scheme with other products. The plaintiffs were seeking compensatory and punitive damages in addition to injunctive relief. Neither action set forth the amount of damages sought by the plaintiffs. In September 2000, we received preliminary approval from the Orange County Superior Court to settle both lawsuits for an aggregate of $575,000. We received the final approval of the settlement by the Orange County Superior Court in December 2000.

On March 13, 2000 a class action suit was filed against us in the U.S. District Court for the Central District of California alleging that we collect, use and disclose personally identifiable customer information to our third party advertising server and other advertisers without first informing our customers or seeking their permission in violation of several federal statutes. The complaint seeks damages of up to $10,000 per class member per violation, actual and punitive damages, restitution, attorneys' fees and costs plus injunctive and other equitable relief. On April 7, 2000 a companion lawsuit was filed in the Superior Court of the State of California, County of Orange alleging violations of state statutory and common law based upon the same facts and federal causes of action as alleged in the federal class action. The state complaint seeks statutory damages of up to $5,000 per class member per violation, plus actual and punitive damages or restitution, attorneys' fees and costs and injunctive and other equitable relief. On April 25, 2000 a third class action suit was filed in the United States District Court for the Central District of California alleging violation of the same federal statutes as those in the federal class action filed on March 13, 2000. As with the first two class actions, the complaint alleges that we collect, use and disclose personally identifiable information of our consumers without first informing them or obtaining their consent. The complaint seeks unspecified statutory damages, compensatory damages, punitive damages, attorneys' fees and costs, plus declaratory, injunctive and other equitable relief, including disgorgement of all profits and restitution of all monies acquired by means of any act or practice declared to be unlawful. The classes have not yet been certified in any of these actions and such actions are in their early stages.

On February 28, 2001, we filed suit against the PGA Tour for breach of contract based on our Buy.com Tour sponsorship agreement with them in the federal district court in the Central District of California. We claim that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of our agreement. We are seeking rescission of our agreement, a return of our sponsorship fees, including those secured by a $17,000,000 letter of credit, and additional damages. In March 2001, the PGA Tour filed a counterclaim against us in the federal district court in the Central District of California. The counterclaim alleges that we breached our contract with them by declaring our sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of our trademark, by breaching the confidentiality provisions of our agreement with them and by taking action that adversely affects the goodwill of the Buy.Com Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees. The cases are in their early stages.

Furthermore, although we intend to defend ourselves vigorously, these actions could result in significant expenses and diversion of management time and other resources. Further, the outcome of the actions filed against us is uncertain. Therefore, we can give no assurance that we will prevail in these suits against us. See "Risk Factors--If we are unable to successfully defend against pending legal actions against us, we could face substantial liabilities."

Although we are not aware of any other material legal proceedings pending against us, we are from time to time subject to ordinary course litigation and disputes between our customers, employees and us.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information

Our common stock is listed for quotation on the Nasdaq National Market under the symbol "BUYX." The following table sets forth, for the periods indicated, the high and low closing bid prices for our common stock as reported by the Nasdaq National Market since our initial public offering which was completed in February 2000:

                                                                   High     Low
                                                                  -------  -----
  2000
      First Quarter (February 8, 2000 through March 31, 2000)..... $27.50  $9.63
      Second Quarter.............................................. $ 8.56  $4.75
      Third Quarter............................................... $ 5.31  $2.72
      Fourth Quarter.............................................. $ 2.90  $ .50

On March 21, 2001, the closing sale price for our common stock as reported by the Nasdaq National Market was $0.25.

Holders

As of March 23, 2001, there were approximately 40,289 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and we have no current plans to do so.

Use of Proceeds from Registered Securities

On February 11, 2000, we completed an initial public offering (the "Offering") of our common stock, $0.0001 par value. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-89737) that was declared effective by the SEC on February 7, 2000. All 16,100,000 shares of common stock registered under the Registration Statement (including 2,100,000 shares sold pursuant to the exercise of the 30 Underwriters' over-allotment option) were sold at a price of $13.00 per share. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the Offering of approximately $192.1 million. As of December 31, 2000, we had used approximately $124.7 million of the net proceeds from the Offering for capital expenditures associated with system upgrades and expansion, marketing activities, including our sponsorship of the buy.com Tour, repayment of certain indebtedness, investments in our joint ventures, and to fund operating losses and for working capital all as described elsewhere in this report. Except for the repayment of a $5.0 million debt to The Scott A. Blum Separate Property Trust, none of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of our or their associates, persons owning 10% or more of any class of equity securities, or an affiliate of ours, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business.

Item 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to our consolidated statement of operations for the years ended December 31, 2000, 1999, 1998 and for the period from June 7, 1997 (inception) through December 31, 1997, and our consolidated balance sheets as of December 31, 2000, 1999 1998 and 1997, are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                                           JUNE 7, 1997
                                                                                                            (INCEPTION)
                                                                   YEARS ENDED DECEMBER 31,                   THROUGH
                                                       -----------------------------------------------      DECEMBER 31,
                                                           2000             1999              1998              1997
                                                       ------------     ------------      ------------      ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Net revenues                                          $    787,670     $    596,848      $    125,290      $        878
 Cost of goods sold                                         740,977          603,695           123,527               832
                                                       ------------     ------------      ------------      ------------

 Gross profit (loss)                                         46,693           (6,847)            1,763                46

 Operating expenses:
     Sales and marketing                                     92,425           71,189            13,430               130
     Product development                                     25,280            7,617               950                30
     General and administrative                              49,076           42,692             5,425               269
                                                       ------------     ------------      ------------      ------------
          Total operating expenses                          166,781          121,498            19,805               429
                                                       ------------     ------------      ------------      ------------

          Operating loss                                   (120,088)        (128,345)          (18,042)             (383)

 Other income (expense):
     Interest income (expense)                                7,228           (1,141)              202                (7)
     Other                                                     (728)             153                (4)                -
                                                       ------------     ------------      ------------      ------------

          Total other income (expense)                        6,500             (988)              198                (7)

 Net loss before equity in losses of joint ventures        (113,588)        (129,333)          (17,844)             (390)

 Equity in losses of joint ventures, net                    (19,434)            (835)                -                 -
                                                       ------------     ------------      ------------      ------------

 Net loss                                              $   (133,022)    $   (130,168)     $    (17,844)     $       (390)
                                                       ============     ============      ============      ============
 Net loss per share:
     Basic and diluted                                 $      (1.04)    $      (1.45)     $      (0.22)     $      (0.00)
                                                       ============     ============      ============      ============

 Weighted average number of common shares outstanding:
     Basic and diluted                                  128,489,722       89,597,782        81,815,869        81,331,078


 BALANCE SHEET DATA:
 Cash and cash equivalents                             $     56,656     $     24,693      $      9,221      $         34
 Marketable securities                                       10,769                -                 -                 -
 Working capital (deficit)                                   41,042          (20,640)           (3,562)             (391)
 Total assets                                               136,504          119,606            26,837               267
 Long-term debt                                                 324            1,738             1,175                 -
 Stockholders' equity                                        83,232           23,048             6,635              (340)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

BUY.COM is a multi-category Internet superstore that offers a broad selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance products, consumer electronics, sporting goods, office supplies and products, and wireless products and services at everyday low prices. BUY.COM was organized as a California limited liability company in June 1997 under the name BuyComp LLC and was incorporated in Delaware as Buy Corp. in August 1998. In November 1998, we changed our name to BUY.COM INC.

We derive revenues principally from the sale of products and, to a lesser extent, from paid advertisements on our Web site. We recognize product revenue upon shipment of products. We generally recognize advertising revenue straight line over the period of time an advertisement runs on our site. In some circumstances, our agreements with advertisers require consumer action, in which case, we recognize advertising revenue when the consumer action is completed.

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

Consistent with our merchandising strategy, we have started to raise prices on many of our products. We intend to continue these selective price increases, and as a result, may experience decreased sales volumes. For this reason, our ability to become and remain profitable depends upon our ability to maintain our net revenues consistent with our operating plan. Over recent quarters we have not achieved revenue growth and in fact, we expect our net revenue for 2001 to be significantly less than our net revenue for the year ended December 31, 2000, and we cannot be certain that we will ever become profitable.

To date, our sales of computer hardware and software products have accounted for the vast majority of our net revenues. Our sales of products in other categories constituted less than 20% of our net revenues for the year ended December 31, 2000, and for the year ended December 31, 1999. None of our other product categories individually constituted more than 10% of our net revenues during these periods. Product sales, including shipping and handling, accounted for 96.0% and 98.2% of net revenues for the years ended December 31, 2000 and December 31, 1999, respectively.

Shipping and handling net revenues were $28.1 million and $30.1 million for the years ended December 31, 2000 and December 31, 1999, respectively. Shipping and handling results are a direct function of our product sales and are an integral part of our merchandising and pricing strategy and may fluctuate based on promotional programs. Accordingly, we believe shipping and handling net revenues and the corresponding gross profit on these net revenues cannot be viewed independent of product sales and gross profit. The gross profit on our shipping and handling net revenues was $1.9 million and $12.8 million for the years ended December 31, 2000 and December 31,1999, respectively.

We currently generate additional revenues from vendor co-op advertising as well as media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. These media advertising revenues are generally derived from short-term advertising contracts in which we typically guarantee a minimum number of advertising impressions to be delivered to users over a specified period of time for a fixed fee. In the cases where we guarantee a minimum number of advertising impressions, we defer a portion of the advertising revenues until the minimum number of impressions has been achieved. Advertising sales accounted for 5.6% and 2.8% of net revenues for the years ended December 31, 2000 and December 31, 1999, respectively.

Our net revenues are also net of coupon redemptions. Coupon redemptions result in a reduction of gross revenues in the period the coupons are redeemed by an amount equal to the value of the coupons redeemed. Coupon redemptions were $12.8 million, or 1.6% of net revenues, for the year ended December 31, 2000, and $6.2 million, or 1.0% of net revenues, for the year ended December 31, 1999.

We have incurred significant losses since our inception and our cost of sales and operating expenses have increased dramatically. This trend reflects the costs associated with our increased efforts to promote the BUY.COM brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand our Web site and related transaction-processing systems. However, we initiated a restructuring plan in February 2001, and consistent with our plan, we intend to reduce our marketing budget, web site development, and technology and operating infrastructure development. We still believe, however, that we will continue to incur substantial operating losses in the near term, and we may never achieve profitability.

RESULTS OF OPERATIONS

Net revenues

                                                 Year Ended December 31
                                                 ----------------------
                                                 (amounts in thousands)

                             2000     Percent Change      1999     Percent Change       1998
                             ----     --------------      ----     --------------       ----
Net revenues.............  $787,670        32%          $596,848         376%         $125,290

Net revenues were $125.3 million, $596.8 million and $787.7 million for 1998, 1999 and 2000, respectively, representing increases of $471.6 million, or 376%, from 1998 to 1999, and $190.8 million, or 32%, from 1999 to 2000. These increases in the periods indicated reflect a significant increase in the number of units sold. This increase in product sales is primarily due to the growth of our customer base and repeat purchases from our existing customers and the launch of several new online stores. We had approximately 246,000, 1.9 million, and 3.5 million cumulative customer accounts as of December 31, 1998, 1999, and 2000, respectively.

Gross profit (loss)

                                  Year Ended December 31
                                  ----------------------
                                  (amounts in thousands)

                             2000         1999            1998
                             ----         ----            ----
Gross profit (loss)......  $46,693      $(6,847)         $1,763
Gross margin.............      5.9%        (1.1%)           1.4%

Gross profit is calculated as net revenue less the cost of sales which includes the cost of products sold, shipping costs, and the related distribution and fulfillment costs. Gross profits were $1.8 million, negative $6.8 million and $46.7 million in 1998, 1999 and 2000, respectively. The increase from 1999 to 2000 was primarily due to more sophisticated merchandising and pricing management of our product mix and an increased contribution of higher margin advertising revenues.

Sales and marketing

                                                 Year Ended December 31
                                                 ----------------------
                                                 (amounts in thousands)

                             2000     Percent Change      1999     Percent Change       1998
                             ----     --------------      ----     --------------       ----
Sales and marketing......  $92,425          30%         $71,189         430%           $13,430
Percentage of net             11.7%                        11.9%                          10.7%
revenues.................

Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as credit card fees, outsourced customer service fees and payroll associated with our advertising and marketing personnel. Sales and marketing expenses were $13.4 million, $71.2 million, and $92.4 million in 1998, 1999 and 2000, respectively, representing increases of $21.2 million, or 30%, from 1999 to 2000, and $57.8 million, or 430%, from 1998 to 1999. The increases were primarily attributable to the expansion of our online advertising campaigns and the expansion of our affiliate program. The increases in our sales and marketing expenses were also due, to a lesser extent, to increased personnel and related expenses required to implement our marketing strategy as well as the costs associated with the sponsorship of the buy.com Tour. We intend to continue to pursue our branding and marketing campaign in order to attract new customers and retain our existing customers; however, consistent with our restructuring plan, our branding efforts will be limited. As a result, we expect sales and marketing expenses to decrease in absolute dollars in future periods.

Product development

                                                 Year Ended December 31
                                                 ----------------------
                                                 (amounts in thousands)

                             2000     Percent Change      1999     Percent Change       1998
                             ----     --------------      ----     --------------       ----
Product development......  $25,280          232%         $7,617          702%          $ 950
Percentage of net              3.2%                         1.3%                         0.8%
revenues.................

Product development expenses consist primarily of personnel costs, facilities expenses, and other related expenses associated with developing and enhancing our Web site, and costs of acquired content. Product development expenses were $950,000, $7.6 million, and $25.3 million in 1998, 1999 and 2000, respectively, representing increases of $17.7 million, or 232%, from 1999 to 2000, and $6.7 million, or 702%, from 1998 to 1999. The increases were due to increased personnel and outside consulting costs required to enhance the features, content, and functionality of our online stores and transaction processing systems. We intend to continue to enhance our Web site and technology and information systems; however, consistent with our restructuring plan, we expect product development expenses to decrease in absolute dollars in future periods. Also, in accordance with authoritative accounting guidance, certain costs are capitalized and amortized over the estimated useful lives of the applicable assets.

General and administrative

                                                 Year Ended December 31
                                                 ----------------------
                                                 (amounts in thousands)

                             2000     Percent Change      1999     Percent Change       1998
                             ----     --------------      ----     --------------       ----
General and                $49,076           15%        $42,692         687%           $5,425
administrative...........
Percentage of net
revenues.................    6.2%                           7.2%                          4.3%

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional fees, depreciation, amortization of deferred compensation and warrants, amortization of goodwill and other intangibles, and other general corporate expenses. General and administrative expenses were $5.4 million, $42.7 million and $49.1 million in 1998, 1999 and 2000, respectively, representing an increase of $6.4 million, or 15%, from 1999 to 2000, and $37.3 million, or 687% from 1998 to 1999. The increases were due to increased headcount and related expenses associated with the hiring of additional personnel and increased professional expenses, as well as increases in amortization charges resulting from the acquisition of Telstreet.com in 2000 and Buygolf.com in 1999. Consistent with our restructuring plan, we expect general and administrative expenses to decrease in absolute dollars due to our staff reduction and our reduction of other general and administrative expenses.

Other Income (Expense)

                                  Year Ended December 31
                                  ----------------------
                                  (amounts in thousands)

                             2000          1999         1998
                             ----          ----         ----

Interest income
(expense)..............     $7,228       $(1,141)       $202
Other Income                  (728)          153          (4)
(expense)..............

Interest income on cash and marketable securities was $202,000, negative $1.1 million and $7.2 million in 1998, 1999 and 2000, respectively. The increases in 2000 were due to higher balances resulting from our financing activities, principally the net proceeds from our initial public offering in February 2000. Interest expense for the year ended December 31, 2000 consists of interest on asset acquisitions financed through capital leases. In addition, interest expense for the year ended December 31, 2000 also includes interest on our line of credit incurred during the first quarter of 2000. Other income and expense is comprised of net gains and losses on sales of property and equipment and other miscellaneous items.

Interest expense for the year ended December 31, 1999, consists of the expense associated with the loan due to one our stockholders and our credit facilities, offset by interest income from our Series B preferred stock financing. Interest income for the year ended December 31, 1998, includes interest income associated with our Series A preferred stock financing.

Equity in losses of joint ventures, net

                                  Year Ended December 31
                                  ----------------------
                                  (amounts in thousands)

                             2000          1999         1998
                             ----          ----         ----

Equity in losses of        $19,434        $ 835          N/A
joint ventures, net.....

Equity in losses of joint ventures represents the losses associated with our ownership interest in our joint venture partnerships, including our international business initiatives and Buytravel.com LLC. Our accounting treatment assumes that our ownership interest in the international joint ventures and Buytravel.com LLC is 50%. Equity in losses of joint ventures, net, increased to $19.4 million for 2000 from $835,000 for 1999. The increases were due to the fact that our international joint ventures were at an early stage of their operations and were incurring net losses, which we recorded as an equity method investment. We have recently decided to discontinue the operations of our international joint ventures in continental Europe and Australia. The costs associated with the discontinuance of the continental European joint venture were insignificant, and we expect the costs associated with the discontinuance of the Australian joint venture and the sale of the United Kingdom joint venture, which will be incurred during the first quarter of 2001, to be minimal.

Liquidity and Capital Resources

As of December 31, 2000, our principal sources of liquidity consisted of $56.7 million of cash and $10.8 million of marketable securities compared to $24.7 million of cash at December 31, 1999. As of December 31, 2000, approximately $27.0 million of such amounts is characterized as restricted cash to secure our obligations under several letters of credit.

Net cash used in operating activities amounted to $111.4 million for 2000. This was primarily attributable to the net loss for the year of $133.0 million, partially offset by non-cash charges related to depreciation, amortization of deferred compensation and warrants, equity in losses of joint ventures, and amortization of goodwill and other intangibles totaling $40.1 million, as well as $18.5 million of cash used in changes in operating assets and liabilities and the loss from the disposal of property and equipment. Cash used in changes in operating assets and liabilities is primarily a function of a decrease in our accounts payable, a decrease in other liabilities and accrued expenses, an increase in accounts receivable, offset by a decrease in prepaid expenses and other current assets, a decrease in noncurrent assets, and an increase in deferred revenues. For 1999, net cash used in operating activities was $79.2 million and was primarily attributable to the net loss, increases in accounts receivable, prepaid expenses and other current assets, an increase in other noncurrent assets, and a decrease in deferred revenue, offset by noncash expenses, and increases in accounts payable and other liabilities and accrued expenses.

Net cash used in investing activities was $34.9 million and $14.7 million for the years ended December 31, 2000 and 1999, respectively, and primarily consisted of net purchases of marketable securities, purchases of property and equipment, and cash paid for investments in equity method investees, partially offset by proceeds from the sale of property and equipment.

Net cash provided by financing activities was $178.3 million for the year ended December 31, 2000 as a result of the net proceeds from our initial public offering in February 2000, borrowings from our international joint venture partners, and proceeds from the exercise of stock options, and partially offset by the repayment of our credit facility and a promissory note to a stockholder. Net cash provided by financing activities was $109.4 million for the year ended December 31, 1999, and was a result of proceeds from a loan by a stockholder, proceeds from the issuance of preferred and common stock, and proceeds from our credit facility.

As of December 31, 2000, our principal commitments consisted primarily of obligations in connection with our capital and operating leases as more fully described in our consolidated financial statements and the notes related thereto. We also have a commitment for the sponsorship of the buy.com TOUR, pursuant to which we have secured a $17.0 million letter of credit. However, since the end of 2000, the PGA Tour has drawn down on our secured letter of credit, and only $14.9 million remains in such letter of credit. Pursuant to the terms of the letter of credit, the PGA TOUR may draw upon such remaining balance in early May 2001.

During 2000, we discontinued the operations of our continental European joint venture and the costs associated with such termination were insignificant. We also terminated our Australian joint venture, and in March 2001, we sold our interest in our United Kingdom joint venture to the John Lewis Partnership. We expect to incur minimal costs associated with the termination of our Australian joint venture and the sale of our joint venture in the United Kingdom during the first quarter of 2001.

In 1999 and 2000, we focused significant efforts and financial resources on sales and marketing activities to build our brand, increase customer traffic to our Web site and enhance our customer loyalty. We also committed significant financial resources to the development of our Web site, transaction processing systems and network infrastructure. However, in early 2001, we initiated a restructuring of our business and implemented a new operating plan designed to accelerate our ability to achieve positive operating cash flow. As part of the plan, we significantly reduced the size of our workforce and made further expense reductions for the business in the areas of marketing and advertising, product development and general and administrative. Our new operating plan also requires us to refine our gross margin strategy and continue to increase prices on many of our products. As a result, we expect that our sales volumes for 2001 will be significantly less than our sales volumes for 2000. Notwithstanding the changes to our financial model, we still utilize a business model that requires outsourcing the majority of its operating infrastructure to third party providers, including distribution and fulfillment, customer support, credit card processing and the hosting of our system infrastructure and database servers.

As a result of our new operating plan and financial model, we expect our current cash balances will be sufficient to meet our cash needs for the next 12 months. We may also seek to sell additional equity securities, obtain a line of credit or seek other ways to fund our operations. We currently do not have any commitments for additional financing and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. We have also received a notice from the Nasdaq National Market that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, we have 90 calendar days, or until May 31, 2001, to regain compliance with this requirement or be delisted from trading. If our common stock were delisted from the Nasdaq National Market, the ability of any potential or future investors to achieve liquidity from our common stock would be severely limited and will inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates is related primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Our short-term investments are comprised of U.S. government obligations and public corporate debt securities. Interest rate fluctuations impact the carrying value of the portfolio. We do not believe that the future market risks related to the above securities will have material adverse impact on our financial position, results of operations or liquidity.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BUY.COM's consolidated financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The sections titled "Executive Officers and Key Employees of the Company," "Proposal One: Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The sections titled "Executive Compensation and Other Information" and "Director Compensation" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)  Financial Statements

          BUY.COM's financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   F-1
Consolidated Balance Sheets..............................................   F-2
Consolidated Statements of Operations....................................   F-3
Consolidated Statements of Stockholders' Equity..........................   F-4
Consolidated Statements of Cash Flows....................................   F-5
Notes to Consolidated Financial Statements...............................   F-7


          (2)  Financial Statement Schedule

     BUY.COM's financial statement schedules appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

Report of Independent Public Accountants on Supplemental Schedule........  F-24

Schedule II - Valuation and Qualifying Account...........................  F-25

          (3)  Exhibits

Exhibit No.    Description
-----------    -----------
    2.1        Agreement and Plan of Merger and Reorganization dated October 26, 1998 by and among
               BUY.COM, Speedserve.com Inc., Ingram Entertainment Inc., David C. Mason and Michael G.
               Mason. (1)

    3.1        Amended and Restated Certificate of Incorporation of BUY.COM. (1)

    3.2        Amended and Restated Bylaws of BUY.COM. (1)

    4.1        Specimen common stock certificate. (1)

    9.1        Voting Trust Agreement dated June 7, 1999 by and between Scott Blum, The Scott A. Blum
               Separate Property Trust, BUY.COM and certain of BUY.COM's outside directors. (1) 9.2
               Amended and Restated Voting Trust Agreement dated October 26, 1999 by and between Scott
               Blum, The Scott A. Blum Separate Property Trust, BUY.COM and certain of BUY.COM's outside directors. (1)

   10.1        + Order Fulfillment Agreement dated February 1, 1999 by and between BUY.COM and i.FILL, a division of Valley Media, Inc. (1)

   10.2        + Master Service Agreement dated October 1, 1998 by and between BUY.COM and SOFTBANK
               Services Group. (1)

   10.3        + Resale Agreement dated March 10, 1999 by and between BUY.COM and Ingram Micro, Inc.;
               Amendment dated August 11, 1999. (1)

   10.4        Employment Agreement dated March 1, 1999 by and between BUY.COM and Gregory Hawkins;
               Amendment No. 1 to the Employment Agreement. (1)

   10.5        1998 Stock Option/Stock Issuance Plan. (1)

   10.6        1999 Stock Incentive Plan. (1)

   10.7        1999 Employee Stock Purchase Plan. (1)

   10.8        Summit Lease dated June 1999 by and between BUY.COM and AEW/Parker II, LLC. (1)

   10.9        Common Stock Purchase Warrant dated July 19, 1999 by and between BUY.COM and United Air
               Lines, Inc. (1)

   10.10       Common Stock Purchase Warrant dated July 20, 1999 by and between BUY.COM and The Bank of
               Nova Scotia. (1)

   10.11       Series A Convertible Participating Preferred Stock Agreement dated August 18, 1998 by and between BUY.COM and certain investors. (1)

   10.12       Form of Option Agreement pursuant to 1998 Stock Option/Stock Issuance Plan. (1)

   10.13       Series B Convertible Participating Preferred Stock Purchase Agreement dated September 2,
               1999 by and between BUY.COM and certain investors. (1)

   10.14       Common Stock Purchase Warrant dated October 8, 1999 by and between BUY.COM and Harpeth
               Holdings Inc. (1)

   10.15       Common Stock Issuance Agreement dated October 25, 1999 by and between BUY.COM INC. and PGA
               TOUR, Inc. (1)

   10.16       BUY.COM Tour Agreement dated October 25, 1999 by and between BUY.COM INC. and PGA TOUR,
               Inc. (1)

   10.17       + Memorandum of Understanding dated October 8, 1999 by and between BUY.COM INC. and the
               Ingram Book Group. (1)

   10.18       + Ingram Fulfillment Services, Inc. Agreement dated October 8, 1999 by and between BUY.COM
               INC. and Ingram Fulfillment Services, Inc. (1)

   10.19       Fourth Amended and Restated Investor's Rights Agreement by and among Buy.com and the partners named herein dated November 17, 1999. (1)

   10.20       Special Executive Stock Option Plan (1)

   10.21       + Supply and Fulfillment Agreement dated April 24, 2000 by and between Buy.Com Inc. and
               Global Trade, Inc. (2)

   10.22       + Order Fulfillment Services Agreement dated May 2, 2000 by and between Buy.Com Inc. and
               Ingram Micro, Inc. (2)

   10.23       + Supplier Agreement dated June 13, 2000 by and between e-NITED business solutions a division of United Stationers Supply Co. and Buy.Com Inc.(2)

   10.24       + Strategic Alliance Agreement dated April 20, 2000 by and between Buy.Com Inc. and Global
               Sports, Inc. (2)

   10.25       + Technology and Trademark License Agreement dated April 26, 2000 by and between Buy.Com
               Inc. and BUYNOW, INC. (2)

   10.26       + Non-Competition Agreement dated April 26, 2000 by and between Buy.Com Inc. and BUYNOW,
               INC. (2)

   10.27       Severance Agreement and General Release effective February 11, 2000, by and between
               Buy.com Inc. and Greg Hawkins. (3)

   10.28       Severance Agreement and General Release effective February 11, 2000, by and between
               Buy.com Inc. and Mitch Hill. (3)

   10.29       *Fulfillment Services Agreement by and between Buy.com Inc., and Brightpoint North
               America, Inc. dated October 25, 2000. (3)

   10.30       *Amended and Restated Merchandising and Supply Agreement by and between Action
               International Marketing, L.P. and Buy.com Inc., dated December 28, 2000. (3)

   10.31       *Distribution and Fulfillment Agreement by and between Buy.com Inc. and Ingram
               Entertainment, Inc. dated May 12, 2000. (3)

   21.1        Subsidiaries of BUY.COM. (3)

   23.1        Consent of Arthur Andersen LLP (3)

   24.1        Power of Attorney (Included on signature pages hereto). (3)

___________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") (File No. 333-89737).

(2) Incorporated by reference to the Company's Registration Statement on Form 10-Q filed with the Commission on August 11, 2000 (File No. 000-29295).

(3)  Filed with the Commission with this Annual Report on Form 10-K.

     + Confidential treatment requested and received as to certain portions.

     * Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2 these confidential portion have been omitted from this exhibit and filed separately with the Commission.

 (b) Exhibits on Form 8-K

     No Current Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUY.COM INC.

Date:  March 29, 2001                   By:  /s/ James B. Roszak
                                             -------------------
                                             James B. Roszak
                                             Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint James B. Roszak and Robert R. Price, and each of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                          Title                                                 Date
      ---------                                          -----                                                 ----

/s/ James B. Roszak                  Chief Executive Officer (principal executive officer) and Director    March 29, 2001
-----------------------------------
      James B. Roszak

/s/ Robert R. Price                  Chief Financial Officer (principal financial and accounting           March 29, 2001
-----------------------------------  officer)
      Robert R. Price

/s/ Donald M. Kendall                Chairman of the Board of Directors                                    March 29, 2001
-----------------------------------
      Donald M. Kendall

/s/ William L. Burnham               Director                                                              March 29, 2001
-----------------------------------
      William L. Burnham

/s/ Sanat K. Dutta                   Director                                                              March 29, 2001
-----------------------------------
      Sanat K. Dutta

/s/ Charles W. Richion               Director                                                              March 29, 2001
-----------------------------------
      Charles W. Richion

/s/ Edward S. Russell                  Director                                                      March 29, 2001
-----------------------------------
          Edward S. Russell

/s/ Wayne T. Thorson                   Director                                                      March 29, 2001
-----------------------------------
          Wayne T. Thorson

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
    2.1          Agreement and Plan of Merger and Reorganization dated October 26, 1998 by and among BUY.COM,
                 Speedserve.com Inc., Ingram Entertainment Inc., David C. Mason and Michael G. Mason. (1)

    3.1          Amended and Restated Certificate of Incorporation of BUY.COM. (1)

    3.2          Amended and Restated Bylaws of BUY.COM. (1)

    4.1          Specimen common stock certificate. (1)

    9.1          Voting Trust Agreement dated June 7, 1999 by and between Scott Blum, The Scott A. Blum Separate
                 Property Trust, BUY.COM and certain of BUY.COM's outside directors. (1)

    9.2          Amended and Restated Voting Trust Agreement dated October 26, 1999 by and between Scott Blum,
                 The Scott A. Blum Separate Property Trust, BUY.COM and certain of BUY.COM's outside directors.
                 (1)

   10.1          + Order Fulfillment Agreement dated February 1, 1999 by and between BUY.COM and i.FILL, a division of Valley Media, Inc. (1)

   10.2          + Master Service Agreement dated October 1, 1998 by and between BUY.COM and SOFTBANK Services
                 Group. (1)

   10.3          + Resale Agreement dated March 10, 1999 by and between BUY.COM and Ingram Micro, Inc.; Amendment dated August 11, 1999. (1)

   10.4          Employment Agreement dated March 1, 1999 by and between BUY.COM and Gregory Hawkins; Amendment
                 No. 1 to the Employment Agreement. (1)

   10.5          1998 Stock Option/Stock Issuance Plan. (1)

   10.6          1999 Stock Incentive Plan. (1)

   10.7          1999 Employee Stock Purchase Plan. (1)

   10.8          Summit Lease dated June 1999 by and between BUY.COM and AEW/Parker II, LLC. (1)

   10.9          Common Stock Purchase Warrant dated July 19, 1999 by and between BUY.COM and United Air Lines,
                 Inc. (1)

  10.10          Common Stock Purchase Warrant dated July 20, 1999 by and between BUY.COM and The Bank of Nova
                 Scotia. (1)

  10.11          Series A Convertible Participating Preferred Stock Agreement dated August 18, 1998 by and between BUY.COM and certain investors. (1)

  10.12          Form of Option Agreement pursuant to 1998 Stock Option/Stock Issuance Plan. (1)

  10.13          Series B Convertible Participating Preferred Stock Purchase Agreement dated September 2, 1999 by and between BUY.COM and certain investors. (1)

  10.14          Common Stock Purchase Warrant dated October 8, 1999 by and between BUY.COM and Harpeth Holdings
                 Inc. (1)

  10.15          Common Stock Issuance Agreement dated October 25, 1999 by and between BUY.COM INC. and

                 PGA TOUR, Inc. (1)

  10.16          BUY.COM Tour Agreement dated October 25, 1999 by and between BUY.COM INC. and PGA TOUR, Inc. (1)

  10.17          + Memorandum of Understanding dated October 8, 1999 by and between BUY.COM INC. and the Ingram
                 Book Group. (1)

  10.18          + Ingram Fulfillment Services, Inc. Agreement dated October 8, 1999 by and between BUY.COM INC.
                 and Ingram Fulfillment Services, Inc. (1)

  10.19          Fourth Amended and Restated Investor's Rights Agreement by and among Buy.com and the partners named herein dated November 17, 1999. (1)

  10.20          Special Executive Stock Option Plan (1)

  10.21          + Supply and Fulfillment Agreement dated April 24, 2000 by and between Buy.Com Inc. and Global
                 Trade, Inc. (2)

  10.22          + Order Fulfillment Services Agreement dated May 2, 2000 by and between Buy.Com Inc. and Ingram
                 Micro, Inc. (2)

  10.23          + Supplier Agreement dated June 13, 2000 by and between e-NITED business solutions a division of
                 United Stationers Supply Co. and Buy.Com Inc.(2)

  10.24          + Strategic Alliance Agreement dated April 20, 2000 by and between Buy.Com Inc. and Global
                 Sports, Inc. (2)

  10.25          + Technology and Trademark License Agreement dated April 26, 2000 by and between Buy.Com Inc.
                 and BUYNOW, INC. (2)

  10.26          + Non-Competition Agreement dated April 26, 2000 by and between Buy.Com Inc. and BUYNOW, INC. (2)

  10.27          Severance Agreement and General Release effective February 11, 2000, by and between Buy.com Inc.
                 and Greg Hawkins. (3)

  10.28          Severance Agreement and General Release effective February 11, 2000, by and between Buy.com Inc.
                 and Mitch Hill. (3)

  10.29          *Fulfillment Services Agreement by and between Buy.com Inc., and Brightpoint North America, Inc.
                 dated October 25, 2000. (3)

  10.30          *Amended and Restated Merchandising and Supply Agreement by and between Action International
                 Marketing, L.P. and Buy.com Inc., dated December 28, 2000. (3)

  10.31          *Distribution and Fulfillment Agreement by and between Buy.com Inc. and Ingram Entertainment,
                 Inc. dated May 12, 2000. (3)

   21.1          Subsidiaries of BUY.COM. (3)

   23.1          Consent of Arthur Andersen LLP (3)

   24.1          Power of Attorney (Included on signature pages hereto). (3)

________________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") (File No. 333-89737).

(2) Incorporated by reference to the Company's Registration Statement on Form 10-Q filed with the Commission on August 11, 2000 (File No. 000-29295).

(3)  Filed with the Commission with this Annual Report on Form 10-K.

     + Confidential treatment requested and received as to certain portions.

     * Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2 these confidential portion have been omitted from this exhibit and filed separately with the Commission.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To BUY.COM INC.:

We have audited the accompanying consolidated balance sheets of BUY.COM INC. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BUY.COM INC. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP
Orange County, California
January 31, 2001

                                 BUY.COM INC.
                                 ------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS
                                    ------

                                                                                          DECEMBER 31,
                                                                                    -----------------------
                                                                                      2000           1999
                                                                                   ---------       --------
Current Assets:
       Cash and cash equivalents                                                   $  56,656      $  24,693
       Marketable securities                                                          10,769              -
       Accounts receivable, net of allowances of $2,813 and  $1,104                   19,424         17,882
       Prepaid expenses and other current assets                                       7,141         31,605
                                                                                   ---------      ---------
                  Total current assets                                                93,990         74,180
Property and equipment, net                                                           18,500         16,607
Intangibles, net                                                                      23,622         28,156
Other noncurrent assets                                                                  392            663
                                                                                   ---------      ---------
                                                                                   $ 136,504      $ 119,606
                                                                                   =========      =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current Liabilities:
       Accounts payable                                                            $  38,682      $  71,057
       Line of credit                                                                      -         12,377
       Other liabilities and accrued expenses                                          3,460          4,771
       Deferred revenue                                                                3,400          1,222
       Note payable to stockholder                                                         -          5,000
       Obligation to minority interest, net                                            7,156             72
       Current portion of long-term debt                                                 250            321
                                                                                   ---------      ---------
                  Total current liabilities                                           52,948         94,820
                                                                                   ---------      ---------
Long-term debt, net of current portion                                                   324          1,738
                                                                                   ---------      ---------
                                                                                      53,272         96,558
Commitments and Contingencies (Note 8)

Stockholders' Equity:
       Convertible preferred stock - Series A and Series B, $0.0001 par value;
          Authorized shares - 150,000,000
            Issued and outstanding--0  and 22,098,982 at December 31, 2000
             and 1999, respectively, including paid in capital                             -        104,939
       Common stock, $0.0001 par value;
          Authorized shares - 850,000,000
            Issued and outstanding--134,941,776 and 93,041,193
            at December 31, 2000 and 1999, respectively                                   13             10
          Additional paid-in capital                                                 368,970         72,659
       Deferred compensation                                                          (7,019)        (8,850)
       Accumulated deficit                                                          (278,732)      (145,710)
                                                                                   ---------      ---------
                  Total stockholders' equity                                          83,232         23,048
                                                                                   ---------      ---------
                                                                                   $ 136,504      $ 119,606
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

                                 BUY.COM INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                     2000                1999                1998
                                                                 ------------         -----------         -----------
 Net revenues                                                    $    787,670         $   596,848         $   125,290
 Cost of goods sold                                                   740,977             603,695             123,527
                                                                 ------------         -----------         -----------
 Gross profit (loss)                                                   46,693              (6,847)              1,763
                                                                 ------------         -----------         -----------
 Operating expenses:
     Sales and marketing                                               92,425              71,189              13,430
     Product development                                               25,280               7,617                 950
     General and administrative                                        49,076              42,692               5,425
                                                                 ------------         -----------         -----------
           Total operating expenses                                   166,781             121,498              19,805
                                                                 ------------         -----------         -----------

           Operating loss                                            (120,088)           (128,345)            (18,042)

 Other income (expense):
     Interest income (expense)                                          7,228              (1,141)                202
     Other                                                               (728)                153                  (4)
                                                                 ------------         -----------         -----------
           Total other income (expense)                                 6,500                (988)                198
                                                                 ------------         -----------         -----------

 Net loss before equity in losses of joint ventures                  (113,588)           (129,333)            (17,844)

 Equity in losses of joint ventures, net                              (19,434)               (835)                  -
                                                                 ------------         -----------         -----------
 Net loss                                                        $   (133,022)        $  (130,168)        $   (17,844)
                                                                 ============         ===========         ===========
 Net loss per share:
     Basic and diluted                                           $      (1.04)        $     (1.45)        $     (0.22)
                                                                 ============         ===========         ===========
 Weighted average number of common shares outstanding:
     Basic and diluted                                           $128,489,722         $89,597,782         $81,815,869


 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM INC.
                                 ------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 (dollars in thousands, except share amounts)


                                               Members' Contributions        Convertible Preferred Stock             Common Stock
                                               ----------------------  ----------------------------------------  -------------------
                                                                                                                          Additional
                                                             Paid-in                 Preferred                             Paid-in
                                                 Units       Capital     Shares        Stock         Shares        Par       cpital
                                               ----------   ---------  -----------  -----------   -------------   -----   ----------
     Balance, December 31, 1997                 9,000,000   $      50            -            -               -   $   -   $       -

     Reorganization of Company, August
        3, 1998:
         Retirement of members' units          (9,000,000)        (50)           -            -               -       -
         Allocation of accumulated
        loss to paid in capital                                                                                              (2,692)
         Issued Series A  Preferred stock               -           -    3,043,921            2               -       -           -
         Issued Common stock                            -           -            -            -      81,331,078                  40
     Issuance of Series A preferred
      stock for cash                                    -           -    9,131,785       14,941               -                   -
     Issuance of common stock for
      acqusition of Speedserve                          -           -            -            -       5,529,571               9,082
    Deferred compensation related to
      stock options granted                             -           -            -            -               -       -       3,234
     Amortization of deferred compensation              -           -            -            -               -       -           -
    Net loss                                            -           -            -            -               -       -           -
                                               ----------   ---------  -----------  -----------   -------------   -----   ---------
     Balance, December 31, 1998                         -           -   12,175,706       14,943      86,860,649       9       9,664
     Exercise of stock options for Cash                 -           -            -            -       1,980,122       -          22
     Issuance of Series B preferred
      stock for cash                                    -           -    9,923,276       89,996               -       -           -
     Issuance of common stock for
      acqusition of BuyGolf                             -           -            -            -       2,589,329       1      23,489
     Issuance of stock for sponsorship agreement        -           -            -            -       1,125,000       -      10,278
     Issuance of common stock for cash                  -           -            -            -         317,296       -       1,974
     Common stock issued for purchases
      of domain names                                   -           -            -            -         168,809       -         861
     Issuance of warrants for supply
      and debt agreements                               -           -            -            -               -       -       9,745
     Deferred compensation related to
      stock options granted                             -           -            -            -               -       -      16,626
     Amortization of deferred compensation              -           -            -            -               -       -           -
     Reduction in outstanding shares
     due to reverse stock split                         -           -            -            -             (12)      -           -
    Net loss                                            -           -            -            -               -       -           -
                                               ----------   ---------  -----------  -----------   -------------   -----   ---------
     Balance, December 31, 1999                         -           -   22,098,982      104,939      93,041,193      10      72,659

     Conversion of preferred stock
      into common stock                                 -           -  (22,098,982)    (104,939)     22,098,982       2     104,937
     Initial public offering                            -           -            -            -      16,100,000       1     192,094
     Exercise of stock options                          -           -            -            -       2,927,782       -       1,265
     Issuance of common stock for
      advertising agreement                             -           -            -            -           1,923       -          25
     Issuance of common stock for
    purchase of domain names                            -           -            -            -          24,372       -         316
     Issuance of common stock for
    acquisition of Telstreet.com                        -           -            -            -       1,358,683       -       7,050
     Change in market value of common
    stock issued for sponsorship agreement              -           -            -            -               -       -      (9,541)
     Purchase of treasury stock                         -           -            -            -        (611,159)      -        (517)
     Deferred compensation related to
    stock options granted                               -           -            -            -               -       -         682
     Amortization of deferred
    compensation                                        -           -            -            -               -       -           -
    Net Loss                                            -           -            -            -               -       -           -
                                               ----------   ---------  -----------  -----------   -------------   -----   ---------
     Balance, December 31, 2000                         -           -            -                $ 134,941,776   $  13     368,970
                                               ==========   =========  ===========  ===========   =============   =====   =========

                                                                                       Total
                                                   Deferred        Accumulated      Stockholders'
                                                 Compensation        Deficit           Equity
                                                 ------------      -----------      -------------
     Balance, December 31, 1997
                                                 $          -      $     (390)      $      (340)

     Reorganization of Company, August                      -               -               (50)
    3, 1998:
         Retirement of members' units                       -           2,692                 -

         Allocation of accumulated
        loss to paid in capital                             -               -                 2
         Issued Series A  Preferred
        stock                                               -               -                48
         Issued Common stock                                -               -            14,941

     Issuance of Series A preferred
    stock for cash                                          -               -             9,083
     Issuance of common stock for
    acqusition of Speedserve                           (3,234)              -                 -
     Deferred compensation related to
    stock options granted                                 795               -               795
     Amortization of deferred
    compensation                                            -         (17,844)          (17,844)
                                                 ------------      ----------      ------------
    Net
    loss                                               (2,439)        (15,542)            6,635

     Balance, December 31, 1998
                                                            -               -                22
     Exercise of stock options for
    cash                                                    -               -            89,996
     Issuance of Series B preferred
    stock for cash                                          -               -            23,490
     Issuance of common stock for
    acqusition of BuyGolf                                   -               -            10,278
     Issuance of stock for sponsorship
    agreement                                               -               -             1,974
     Issuance of common stock for cash                      -               -               861

     Common stock issued for purchases
    of domain names                                         -               -             9,745
     Issuance of warrants for supply
    and debt agreements                               (16,626)              -                 -
     Deferred compensation related to
    stock options granted                              10,125               -            10,215
     Amortization of deferred
    compensation                                            -               -                 -
     Reduction in outstanding shares
    due to reverse stock split                              -        (130,168)         (130,168)
                                                 ------------      ----------      ------------
    Net                                                (8,850)       (145,710)           23,048
    loss

     Balance, December 31,1999
                                                            -               -                 -

     Conversion of preferred stock
    into common stock                                      -               -           192,095
     Initial public offering                               -               -             1,265

     Exercise of stock options
     Issuance of common stock for
    advertising agreement                                   -               -                25
     Issuance of common stock for
    purchase of domain names                                -               -               316
     Issuance of common stock for
    acquisition of Telstreet.com                            -               -             7,050
     Change in market value of common
    stock issued for sponsorship
    agreement                                               -               -            (9,541)
     Purchase of treasury stock                             -               -              (517)

     Deferred compensation related to
    stock options granted                                (682)              -                 -
     Amortization of deferred
    compensation                                        2,513               -             2,513

    Net
    Loss                                                    -        (133,022)         (133,022)
                                                 ------------      ----------      ------------
     Balance, December 31, 2000                 $      (7,019)     $ (278,732)     $     83,232
                                                =============      ==========      ============


  The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM INC.
                                 -----------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (IN THOUSANDS)
                                --------------

                                                                              YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                    2000                1999                1998
                                                                 ----------          ----------           ---------
OPERATING ACTIVITIES
Net Loss                                                         $ (133,022)         $ (130,168)          $ (17,844)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                                        4,978               1,291                 182
  Amortization of deferred compensation and warrants                  3,193              17,406                 795
  Equity in losses of joint ventures                                 19,434                 835                   -
  Amortization of goodwill and other intangibles                     12,470               5,275                 195
  Loss from the disposal of property and equipment                      916                (221)                  -
  Changes in assets and liabilities:
  Accounts receivable                                                (1,303)            (12,865)             (4,211)
  Prepaid expenses and other current assets                          14,511             (17,461)             (1,128)
  Other noncurrent assets                                               271                (374)               (264)
  Accounts payable                                                  (33,758)             53,795              15,641
  Other liabilities and accrued expenses                             (1,311)              4,322                 385
  Deferred revenues                                                   2,178              (1,073)              2,272
                                                                 ----------          ----------           ---------

   Net cash used in operating activities                           (111,443)            (79,238)             (3,977)
                                                                 ----------          ----------           ---------

INVESTING ACTIVITIES
  Purchase of marketable securities                                 (10,769)                  -                   -
  Purchase of property and equipment                                 (9,595)            (14,489)             (2,681)
  Proceeds from sale of property and equipment                        1,893                 735                   -
  Acquisition of domain names                                             -                (380)                  -
  Net proceeds received (costs incurred) in
    connection with acquisition                                         221                 225                 (81)
  Investments in equity method investees                            (16,600)               (763)                  -
                                                                 ----------          ----------           ---------

   Net cash used in investing activities                            (34,850)            (14,672)             (2,762)
                                                                 ----------          ----------           ---------

FINANCING  ACTIVITIES
  Net proceeds from initial public offering                         192,095                   -                   -
  Purchase of treasury stock                                           (517)                  -                   -
  Proceeds from issuance of preferred stock                               -              89,996              14,941
  Proceeds from issuance of common stock                                  -               1,974                   -
  Borrowings from (repayments to) stockholder                        (5,000)              5,000                (211)
  Exercise of stock options                                           1,290                  22                   -
  Borrowings from joint venture partner                               4,250                   -                   -
  Repayments under line of credit and other obligations             (13,862)                  -                   -
  Borrowings under line of credit and other obligations                   -              12,390               1,196
                                                                 ----------          ----------           ---------

   Net cash provided by financing activities                        178,256             109,382              15,926
                                                                 ----------          ----------           ---------

Net increase in cash                                                 31,963              15,472               9,187

Cash and cash equivalents at beginning of year                       24,693               9,221                  34
                                                                 ----------          ----------           ---------
Cash and cash equivalents at end of year                         $   56,656          $   24,693           $   9,221
                                                                 ==========          ==========           =========

 The accompanying notes are an integral part of these consolidated statements.

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                                    $      309          $      618           $      15
                                                                 ==========          ==========           =========
     Income Taxes                                                $       13          $        8           $       2
                                                                 ==========          ==========           =========
Summary of non-cash investing and financing activities

   Equipment acquired under capital lease                        $        -          $      850           $       -
                                                                 ==========          ==========           =========
   Stock issued in connection with domain name purchases         $      316          $      861           $       -
                                                                 ==========          ==========           =========
   Reduction in value of stock issued to PGA Tour                $    9,541          $        -           $       -
                                                                 ==========          ==========           =========
ACQUISITION

   Acquired all of the outstanding capital stock of Telstreet.com, Inc.

   The following table outlines the assets acquired,
    liabilities assumed and cash received:
   Fair value of assets aquired                                  $    8,470          $   24,265           $   9,476
   Less:
    Liabilities assumed                                              (1,641)             (1,000)               (312)
    Fair value of common stock issued                                (7,050)            (23,490)             (9,083)
                                                                 ----------          ----------           ---------
   Cash received (paid)  in connection with acquisitions         $      221          $      225           $     (81)
                                                                 ==========          ==========           =========

 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   COMPANY BACKGROUND

     BUY.COM INC. and its subsidiaries, collectively (the "Company" or "BUY.COM"), is a multi-category Internet superstore, offering a selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance equipment, consumer electronics, wireless products and services, sporting goods and office supplies and products. Through eleven online specialty stores, the Company offers products in a convenient, intuitive shopping interface that features extensive product information and multi-media presentations. The Company's e-commerce portal, www.buy.com, links all of the eleven specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. BUY.COM uses a business model that includes outsourcing the majority of its operating infrastructure, such as distribution and fulfillment functions, customer service and support, credit card processing, and the hosting of the Company's system infrastructure and database servers.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in 1999 and 1998 have been reclassified to conform to the presentation used in 2000.

Cash and Cash Equivalents

     For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term nature of those instruments. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities. Cash and cash equivalents include restricted cash of approximately $27.0 million and $0 as of December 31, 2000 and December 31, 1999, respectively.

Marketable Securities

     The Company's marketable securities, which consist primarily of high-quality short- to intermediate-term income securities and money market mutual funds, are classified as available-for-sale and are reported at fair value. The cost of these securities approximate fair value; therefore, any unrealized gain or losses are immaterial.

Accounts Receivable

     Accounts receivable consist of credit card and trade receivables arising in the normal course of business as well as an accrual for products shipped to customers but not yet billed by the Company. The Company has arranged with its vendors that goods sold to customers are shipped directly from vendor warehouse facilities. The Company typically does not bill customers' credit cards until the Company has received confirmation from the applicable vendors that the goods have been shipped.

     Substantially all of the Company's accounts receivable serve as collateral for purchases made from Ingram Micro, Inc. ("Ingram"), one of the Company's vendors.

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Fixed assets purchased under capital leases are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any gain or loss is reflected in the results of operations. Maintenance and repair expenditures are charged to operations as incurred.

Intangibles

     Intangible assets consist of the portion of the purchase price of businesses acquired in excess of the fair value of identifiable net tangible assets acquired and the cost of internet domain names acquired. Amortization is computed using the straight-line method over the estimated useful life of the assets.

Long-Lived Assets

     The carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of these assets. The criteria used for these evaluations include management's estimate of the assets' continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of the intangible assets to the Company's business activity.

Fair Value of Financial Instruments

     The carrying amounts for the Company's cash, accounts payable, and other liabilities approximate fair value. The fair market value for long-term debt and marketable securities is based on quoted market prices where available.

Revenue Recognition

     Net revenues include product sales net of returns and allowances, advertising sales, warranty sales net of amounts paid to the national insurance provider, and gross outbound shipping and handling charges. The Company recognizes revenue from product sales, net of discounts, coupon redemption and estimated sales returns, when the products are shipped to customers. Gross outbound shipping and handling charges are included in net sales. The Company provides an allowance for sales returns, which is based on historical experience. In certain cases, credit card companies require the Company to charge customers' credit cards to obtain authorization. In such cases, the Company defers revenue recognition until it has confirmed shipment of the goods to the customer. For all product sales transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, bears credit risk, and bears inventory risk for returned products that the Company is not able to return to suppliers, although these risks are mitigated through arrangements with credit card issuers, shippers and suppliers.

     The Company recognizes revenue from advertising sales ratably over the term of the advertising campaigns, which usually range from one to twelve months. To the extent that advertising customers have paid the Company for advertisements that have yet to be published on the Company's Web site, the Company defers revenue recognition until such advertisements are delivered. The Company has no advertising contracts with a term in excess of one year.

     The Company receives activation commissions from wireless carriers for each new wireless phone subscription sold by the Company. New subscription activation fees and commissions generally are fully refundable if the subscriber cancels service within the minimum period of continuous active service (generally 90 to 180 days). Under the modified terms of an agreement with a wireless carrier, certain activation commissions are due and payable to the Company at the time the subscription is executed. Revenue from activation fees and commissions is deferred until the deactivation period expires, except in the case of the contract mentioned above, in which case, revenue is recognized upon subscription.

Cost of Goods Sold

     Cost of goods sold includes product costs, direct costs associated with advertising revenues and shipping and handling costs paid by the Company in fulfillment of customers orders.

Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended December 31, 2000, 1999 and 1998 the Company incurred advertising expense of $46.9 million, $42.2 million and $7.8 million, respectively.

Income Taxes

     The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. In addition, a valuation allowance has been provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a full valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization.

Loss Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of potentially dilutive securities outstanding during the period. Potentially dilutive securities are excluded from the computation as their effect is antidilutive.

Comprehensive Income (Loss)

     Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in comprehensive income (loss) but are excluded from net income (loss). There were no significant differences between the Company's net loss and comprehensive loss.

Stock-Based Compensation

     The Company has elected to follow the intrinsic method of accounting for its employee stock options rather than the alternative fair value method. Compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of stock options at the date of grant and recognized over the vesting period of the option. The fair value method recognizes the fair value of stock options granted at the date of grant in earnings over the vesting period of the options. A pro forma disclosure of the impact of applying this fair value method is included in the footnotes of these financial statements.

Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of subsidiaries with international operations are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing as they occur. Translation adjustments, if material, are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which are immaterial, are included in the consolidated statements of operations. The Company has not entered into any foreign currency exchange contracts or other derivative financial instruments.

Segment and Geographic Information

     The Company operates in one principal business segment primarily across domestic markets. Substantially all of the operating results and identifiable assets are in the United States.

Concentration Risks

     At December 31, 2000 and 1999, the Company had no significant concentrations of credit risk.

     The Company purchases the majority of its products from four major vendors:
Ingram, Ingram Entertainment, Inc. ("Ingram Entertainment"), Ingram Book Company, Inc. ("Ingram Book") and Valley Media, Inc. ("Valley Media"). Except for Ingram Book, the Company does not have long-term contracts or arrangements with any of these vendors. Loss of any of these vendors could have a material adverse effect on the Company's operations.

     The Company is heavily dependent upon a number of other third parties for credit card processing, customer service and support, and hosting its system infrastructure and database servers. In addition, Federal Express Corporation, the United Parcel Service of America, Inc. and the United States Postal Service deliver substantially all of the Company's products. If the services of any of these third parties is interrupted, it could have a material adverse impact on the Company's operations.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 1999 by SFAS No. 137 "Accounting for Derivative Instrument and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", and in June 2000 by SFAS No. 138 for "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes from fair value reflected in earnings. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 in January 2001. Effect of the adoption was immaterial to the financial statements.

     On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 was required to be adopted during the quarter ended December 31, 2000. The Company believes that its revenue recognition policies are in conformity with SAB No. 101 and continued adherence to SAB No. 101 will not have a material impact on the Company's financial statements.

     In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted this consensus on July 1, 2000 and the effect of the adoption was immaterial. Since July 1, 2000, the Company capitalized $1.3 million of web site development costs. Such costs are included in "Property and equipment, net" and will be depreciated over three years.

     In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides guidance for issues arising in applying APB No. 25. FIN No. 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN No. 44 is not anticipated to have a material impact on the Company's financial reporting.

     In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The EITF reached a tentative conclusion with respect to the classification of costs related to outbound shipping and handling costs and the costs of tangible supplies used to package product for shipment to customers as cost of sales.
The Company currently classifies costs related to pick, pack and shipping customer orders (fulfillment costs) as cost of goods sold.

3.   BUSINESS ACQUISITIONS, DISPOSITIONS, AND INVESTMENTS

Business Acquisition

     In August 2000, the Company acquired all of the outstanding common stock of Telstreet.com, Inc. ("Telstreet") for approximately $7.1 million. The consideration for the acquisition consisted of 1,358,683 shares of common stock with an estimated value of $5.19 per share, based upon the average of the fair market value of the Company's common stock during the fifteen calendar days immediately preceding the execution date of the merger agreement. Telstreet is an online retailer of wireless products and services. The acquisition was accounted for under the purchase method of accounting, with approximately $7.9 million allocated to goodwill. The goodwill is being amortized over a 3-year period from the issuance of the stock. The pro forma operating results would not significantly vary from the Company's actual operating results.

     In October 1999, the Company issued a total of 2,589,329 shares of common stock to acquire the remaining 95% of the outstanding common stock of BuyGolf.com, Inc. ("BuyGolf") that it did not previously own. The common stock issued had an estimated fair market value of $9.07 per share determined by concurrent equity transactions with unrelated parties. BuyGolf is a retailer of golf supplies and equipment. Please refer to Note 13, titled "Subsequent Events" for more information related to the write-off of the goodwill associated with the BuyGolf acquisition. The pro forma operating results would not significantly vary from the Company's actual operating results.

Business Disposition

     In October 1999, the Company declared a common stock dividend of 75% of the capital stock, on an "as converted" basis, of Aqueduct, Inc. (formerly, BUYNOW INC.) ("Aqueduct") to all stock holders of record as of October 13, 1999. The Company effected the dividend in April 2000, and on the date of the dividend, the Company owned preferred stock representing 25% of the capital stock of Aqueduct, on an "as converted" basis. The Aqueduct preferred stock has a liquidation preference over the common stock and is convertible into Aqueduct common stock. As of December 31, 2000, the Company owned approximately 9% of the capital stock of Aqueduct.

Joint Ventures

     In July 1999, the Company entered into an agreement with United Airlines Inc. ("UA") to form BuyTravel.com LLC ("BuyTravel") to market and sell travel services and products on the internet. The Company and UA each owned 50% of BuyTravel. In addition, as an incentive to execute this agreement, the Company granted UA a warrant to purchase 1,250,000 shares of the Company's common stock at an exercise price of $16.00 per share. The estimated fair market value of the warrant of $7.0 million was expensed as contract costs in the period the warrant was issued. The fair market value of the warrant was estimated using the Black-Scholes pricing model using the following assumptions: fair value of the Company's common stock of $5.71; risk-free interest rate of 6.00%; expected life of 5.00 years; volatility of 85.00%; and dividend yield of 0.00%. The fair value of the Company's common stock was based upon equity transactions with unrelated parties. In October 2000, the Company discontinued the business and operations of BuyTravel, including all of the Company's obligations related to such joint venture. The costs associated with the discontinuance of BuyTravel were minimal and are included in "Equity in losses of joint ventures, net".

Domain Name Transactions

     During 1999, the Company entered into several agreements to purchase Internet domain names. Domain names were purchased in various transactions for 168,809 shares of the Company's common stock the fair value of which was estimated based upon concurrent equity transactions with non-related parties, and approximately $380,000 in cash. During 2000, the Company issued 24,372 shares of its common stock for a fair value of approximately $316,000 associated with an agreement for the acquisition of a domain name executed in 1999.

International Joint Ventures

     In 1999, the Company entered into a letter of intent with SOFTBANK America, Inc. ("SOFTBANK America") to form three international joint ventures in which the Company would have 50% ownership interests. During the fourth quarter 2000, the Company discontinued operations of its joint venture in continental Europe and Australia and, in March 2001, sold its joint venture in the United Kingdom to the John Lewis Partnership. Please refer to Note 13 titled "Subsequent Events" for more information related to the sale of our United Kingdom joint venture. The Company had a 50% ownership interest in the losses and therefore did not maintain sufficient voting control to consolidate these joint ventures. The loss associated with these joint ventures is included in the line item "Equity in losses of joint ventures, net" for the years ended December 31, 2000 and 1999, and is included in "Obligations to minority interest net" on the balance sheet, offset by capital contributions. The Company did not incur any charge for the costs associated with discontinuance of the continental European joint venture and expects the costs associated with the discontinuance of the Australian joint venture and the sale of the United Kingdom joint venture to be minimal.

4.   MARKETABLE SECURITIES

     Marketable securities are classified as available for sale investments and are carried at fair value. All securities mature within one year and their original cost approximates current fair value. As of December 31, 2000, the Company's unrealized gains and/or losses are immaterial. Marketable securities consist of the following (amounts in thousands):



                                                   December 31,   December 31,
                                                       2000          1999
                                                  -------------  --------------

Agency securities                                   $    1,477      $      -
Commercial Paper                                         5,759             -
Corporate bonds                                          3,533             -
                                                  -------------  --------------
              Total marketable securities           $   10,769      $      -
                                                  -------------  --------------

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (dollar amounts in thousands):

                                                                      Estimated
                                                                        Useful          December 31,        December 31,
                                                                     Lives (years)          2000                1999
                                                                     -------------    ---------------     ----------------
          Building and improvements..............................       20-40            $    ---             $ 1,446
          Computers, equipment, and software.....................         3-5              21,245              12,728
          Furniture and fixtures.................................           7               1,772               2,412
          Leasehold improvements.................................         1-6               1,195               1,378
                                                                                      ---------------     ----------------
                                                                                           24,212              17,964
                 Less--accumulated depreciation..................                          (5,712)             (1,357)
                                                                                      ---------------     ----------------
             Property and equipment, net.........................                        $ 18,500             $16,607
                                                                                      ===============     ================

6.   INTANGIBLE ASSETS

     Intangible assets consist of the following (dollar amounts in thousands):

                                                                      Estimated
                                                                        Useful          December 31,        December 31,
                                                                     Lives (years)          2000                1999
                                                                     -------------    ---------------     ----------------
          Domain names............................................        3              $  2,233             $  1,916
          Goodwill................................................        3                39,576               31,958
                                                                                      ---------------     ----------------
                                                                                           41,809               33,874
                 Less--accumulated amortization...................                        (18,187)              (5,718)
                                                                                      ---------------     ----------------
             Intangibles, net.....................................                       $ 23,622             $ 28,156
                                                                                      ===============     ================

7.   LONG TERM DEBT

     On July 20, 1999, the Company obtained a $15.0 million revolving credit facility with a commercial bank. The interest rate on the amounts drawn on this facility is prime plus 2.00% or LIBOR plus 3.00%, at the Company's election. In connection with this credit facility, the Company paid a non-refundable supplemental fee of $675,000 at the initial public offering of the Company's stock. This fee was allocated to deferred financing costs and amortized using the effective interest rate method as interest expense over the expected term of the related debt. Additionally, the Company issued a warrant to the bank to purchase a number of shares of the Company's common stock to be determined by an agreed-upon formula at an exercise price per share equal to the price per share of the Company's initial public offering. The estimated fair market value of the warrant of $71,000 was allocated to deferred financing costs and amortized to interest expense over the term of the related debt. On July 27, 1999, the Company drew $12.4 million against this credit facility. On February 14, 2000, the Company repaid all of the outstanding amounts under its credit facility totaling $12.4 million. On April 20, 2000, the Company cancelled its $15.0 million credit facility.

8.   COMMITMENTS AND CONTINGENCIES

Leases

     For the years ended 2000 and 1999, the Company leased office facilities and equipment under non-cancelable operating and capital leases. Rental expense under operating lease agreements for the years ended December 31, 2000, 1999, and 1998, was approximately $2.3 million, $511,000 and $195,000 respectively.

     Future minimum commitments on leases, are as follows (dollar amounts in thousands):

                                                                             Capital             Operating
                                                                              Leases               Leases
                                                                         -----------------   -----------------
     Year ending December 31, 2000
               2001                                                              $ 313              $ 2,439
               2002                                                                220                2,154
               2003                                                                 69                1,727
               2004                                                                 51                1,520
               2005                                                                  -                  630
               Thereafter                                                            -                    -
                                                                         -----------------   -----------------
     Total minimum lease payments                                                  653              $ 8,470
                                                                                             =================
     Less - Amount representing interest                                            79
                                                                         -----------------
     Present value of net minimum lease payments                                   574
     Less - Current portion                                                        250
                                                                         -----------------
                                                                                 $ 324

Supply, Fulfillment and Other Arrangements

     In June 1998, and again in March 1999, the Company entered into a contract with Ingram to supply and distribute the computer hardware, software and peripheral products that are sold in the Company's online stores. The Company also maintains a line of credit with Ingram to purchase these goods and merchandise. As a part of that line of credit, the Company granted Ingram a security interest in the inventory purchased from them, the proceeds from this inventory, and all of the Company's accounts receivable. Pursuant to this agreement, if the Company does not purchase at least $350.0 million of product annually, Ingram may revise the pricing schedules. Ingram has also agreed to help the Company secure a minimum dollar amount of marketing related vendor advertising based on a specified percentage of the Company's net purchases from Ingram in any twelve month period. This agreement originally expired in March 2000, but is subject to automatic one-year renewal periods and has been renewed until March 2002. The agreement may be terminated by either party for any reason upon 120 days notice.

     On January 18, 1999, the Company entered into an agreement to provide extended warranties to customers on computer hardware products sold on the Company's Web site. In accordance with the terms of the agreement, the Company's liability on the extended warranties was assumed by a national insurance provider. The extended warranties were sold on the Company's Web site and payments were received by the Company. The Company remitted a fixed fee based upon the type of warranty purchased by the customer as mutually agreed upon in the agreement. This agreement terminated during the first quarter of 2001.

     On February 1, 1999, the Company entered into a two-year agreement to outsource the picking, packing and shipping functions for orders placed on the Company's Music specialty store. Pricing is based on a fee that is contingent upon sales volume levels, which increase over the term of the agreement. This agreement originally expired in February 2001, but is subject to automatic 30 day renewals until cancelled upon 30 days notice. This agreement may be terminated by the vendor if they discontinue sales to on-line vendors.

     On March 11, 1999, the Company entered into agreements to outsource certain services and functions related to the fulfillment of customer orders made on the Company's Books specialty store. These agreements expire in September 2003. Consideration for the services is based on a fixed, per-order fee. The Company must be notified within six months of any rate increases to be in effect after the first year of the agreement. The rate increases cannot exceed 8% of the preceding year's rates. The agreement is terminable by either party with 90 days notice.

     In October 1999, the Company entered into agreements with a third party supplier whereby the Company will be entitled to certain discount programs and fulfillment and cooperative advertising services. These agreements expire in September 2003. In connection with these agreements, the Company has issued warrants to purchase 625,000 shares of the Company's common stock at an exercise price of $9.07 per share. The estimated fair market value of these warrants of $2.7 million will be recorded as a current asset and will be amortized over the initial term of the contract. The Company computed the fair value of the warrants using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 85.00%; risk-free rate of 6.00%; and expected lives of 2.00 years.

     In connection with the acquisition of BuyGolf, the Company acquired a supply and distribution contract with Las Vegas Golf & Tennis, Inc. to be the Company's primary source of the golf equipment and accessories the Company sells. The Company recently terminated the operation of its Golf specialty store and no longer sources golf equipment through Las Vegas Golf & Tennis.

     In October 1999, the Company entered a five-year sponsorship agreement with the PGA TOUR in which the Company became the exclusive title sponsor of a circuit of golf tournaments. As partial consideration for this agreement, the Company issued 1,125,000 shares of common stock valued at $9.07 per share, aggregating $10.2 million. The Company secured a $17.0 million letter of credit from a commercial bank on behalf of the PGA Tour and paid $8.5 million upon the completion of the Company's initial public offering as payment for the first year sponsorship fee. The cash secured $17.0 million letter of credit has been drawn down upon, and after December 31, 2000, is currently at $14.9 million in availability. The 1,125,000 shares of common stock are subject to a repurchase option at a nominal amount. The Company has commenced litigation against the PGA Tour for an alleged breach of its sponsorship agreement with them. Please refer to Note 13 titled "Subsequent Events" for more information related to the Company's suit against the PGA Tour.

     On April 20, 2000, the Company entered into an agreement with Global Sports, Inc. for the supply and fulfillment of sporting goods products offered for sale in the Sports specialty store. This contract expires in April 2005.

     On April 24, 2000, the Company entered into an agreement with Global Trade, Inc. for supply and fulfillment of consumer electronics for customer orders made on the Company's Electronics specialty store. This contract originally expires on April 24, 2001, but has renewed for an additional one year term. Either party may terminate this agreement at any time with 120 days written notice.

     On May 12, 2000, the Company entered into an agreement with Ingram Entertainment, Inc. for distribution and fulfillment services related to customer orders made in the Company's Video and Games specialty stores. This contract expires on December 2, 2001, but is subject to automatic one year renewal periods. Either party may terminate this agreement at any time during the renewal period upon 90 days written notice. This agreement may be terminated if the Company does not meet certain minimum credit terms.

     On June 13, 2000, the Company entered into an agreement with e-Nited Business Solutions, a division of United Stationers Supply Co., for fulfillment and distribution of various office supplies and equipment. This contract expires June 13, 2001, but is subject to an automatic one-year renewal. Either party may terminate this agreement at any time with 90 days written notice.

     On August 9, 2000, the Company entered into an agreement with Tech Data Corporation for fulfillment and distribution of computer hardware, software and peripherals for customer orders made on the Company's site. This contract expires August 8, 2001, but is subject to an automatic renewal for a single 90-day period. Either party may terminate this agreement at any time with 30 days written notice.

     On October 25, 2000, the Company entered into an agreement with Brightpoint North America, Inc. for fulfillment services of wireless products for the Company's wireless store. This agreement expires October 24, 2002, but is subject to automatic one-year renewal periods until cancelled. Either party may terminate this agreement with 60 days notice prior to the end of the initial or renewal term.

     On December 28, 2000, the Company entered into an agreement with Action International Marketing L.P. ("Action"), formerly known as Nashville Computer Liquidators L.P. Under the terms of the agreement, Action will merchandise and supply refurbished, open-box and end-of-life computer hardware, electronics and exceptional value household products to the Company. The products are offered on the Company's Clearance specialty store. This agreement expires on April 19, 2001, but is subject to automatic one year renewals. Either party may terminate this agreement at any time during a renewal period upon 30 days written notice. This agreement may be terminated if the Company does not meet certain minimum credit terms.

Legal Proceedings

     From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     On March 13, 2000 a class action suit was filed against the Company in the U.S. District Court for the Central District of California alleging that it collects, uses and discloses personally identifiable customer information to its third party advertising server and other advertisers without first informing our customers or seeking their permission in violation of several federal statutes. The complaint seeks damages of up to $10,000 per class member per violation, actual and punitive damages, restitution, attorneys' fees and costs plus injunctive and other equitable relief. On April 7, 2000 a companion lawsuit was filed in the Superior Court of the State of California, County of Orange alleging violations of state statutory and common law based upon the same facts and federal causes of action as alleged in the federal class action. The state complaint seeks statutory damages of up to $5,000 per class member per violation, plus actual and punitive damages or restitution, attorneys' fees and costs and injunctive and other equitable relief. On April 25, 2000 a third class action suit was filed in the United States District Court for the Central District of California alleging violation of the same federal statutes as those in the federal class action filed on March 13, 2000. As with the first two class actions, the complaint alleges that the Company collects, uses and discloses personally identifiable information of its consumers without first informing them or obtaining their consent. The complaint seeks unspecified statutory damages, compensatory damages, punitive damages, attorneys' fees and costs, plus declaratory, injunctive and other equitable relief, including disgorgement of all profits and restitution of all monies acquired by means of any act or practice declared to be unlawful. The classes have not yet been certified in any of these actions and such actions are in their early stages. As of the date of this report, the litigation referenced above is at an early stage and no formal discovery has commenced. Consequently, Management is unable to determine or predict the outcome of this litigation or its impact on the Company's financial condition.

     The Company intends to defend all of these lawsuits vigorously even though they could result in the expenditure of significant financial and managerial resources. Management is not aware of any other material legal proceedings pending against the Company.

9.   STOCKHOLDERS' EQUITY

     On March 10, 1999, the Board of Directors approved an increase in the number of authorized common stock, par value $0.0001 per share, from 12,666,542 shares to 850,000,000 shares. In addition, the Board of Directors approved an increase in the number of authorized shares of preferred stock from 1,298,742 to 150,000,000 shares. These increases in authorized shares were approved by the stockholders of the Company by written consent dated March 22, 1999.

     On June 29, 1999, the Board of Directors declared a fifteen-for-one stock split for all issued and outstanding shares of the Company's common and preferred stock, which was distributed July 14, 1999 to the Company's stockholders. On January 31, 2000, the Company effected a five-for-eight reverse split for all issued and outstanding shares of the Company's common and preferred stock. All share and per share data included in the consolidated financial statements and the accompanying notes have been adjusted to reflect this stock split and the reverse stock split.

     In October 1999, the Company issued 1,125,000 shares of common stock to the PGA Tour as partial consideration for its five-year sponsorship. The shares were originally valued at $9.07 per share for a total consideration of $10.2 million which was recorded as "prepaids and other current assets". The fair market value at December 31, 2000 to be used toward the future sponsorship was $0.66 per share or $738,000. Accordingly, "additional paid-in-capital" and "prepaids and other current assets" were reduced by the change in value. Please refer to Note 8, titled "Commitments and Contingencies" for more information related to the Company's relationship with the PGA Tour.

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

SOFTBANK Investment

     On September 2, 1999, the Company entered into an agreement with SOFTBANK. SOFTBANK and certain of its affiliates received 9,923,276 shares of Series B convertible participating preferred stock, par value $0.0001 per share ("Series B Preferred Stock"), from the Company for $90.0 million. This transaction was completed in October 1999.

10.  EMPLOYEE BENEFIT PLANS

1998 Stock Option/Issuance Plan

     In August 1998, the Company adopted and approved an incentive stock option plan (the "1998 ISO Plan"). Under the 1998 ISO Plan, the number of shares of the Company's common stock to be granted or subject to options or rights may not exceed 21,587,475 shares.

     The options may be issued as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or as nonqualified options. The plan provides that the exercise price for all Incentive Stock Options shall not be less than 100%, and all nonqualified options shall not be less than 85%, of the fair market value of the shares on the date of grant. Further, no portion of the options may be exercised beyond 10 years from the grant date. For Incentive Stock Options granted to individuals who own more than 10% of the total combined voting power of all classes of the stock of the Company, the option price shall be at least 110% of the fair value at the date of grant. Options vest ratably over three to four years from the date of grant.

     Subject to Internal Revenue Service limitations, options granted under the 1998 ISO Plan generally become exercisable immediately. Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by the Company upon termination of employment or services, and such restrictions lapse over the original vesting schedule. At December 31, 2000, there were no shares subject to repurchase.

     The following table summarizes the Company's stock option activity:

                                             Year Ended                       Year Ended                       Year Ended
                                          December 31, 2000                 December 31, 1999                December 31, 1998
                                    ------------------------------    -----------------------------     ---------------------------
                                                      Weighted                         Weighted                         Weighted
                                                      Average                          Average                           Average
                                      Shares       Exercise Price        Shares     Exercise Price        Shares     Exercise Price
                                    ------------------------------    -----------------------------     ---------------------------
Options outstanding,
     Beginning of year                 23,354,005       $ 4.30          14,483,402        $ 1.65           2,109,375      $ 0.01
          Granted                       5,249,314         4.97          11,772,660          6.61          12,374,027        1.92
          Exercised                    (2,853,532)        0.25          (1,905,122)         0.01                   -           -
          Forfeited/expired           (17,649,471)        5.48            (996,935)         1.31                   -           -
                                    ------------------------------    -----------------------------     ---------------------------
Options outstanding,
End of year                             8,100,316       $ 3.58          23,354,005        $ 4.30          14,483,402      $ 1.65
                                    ==============================    =============================     ===========================

Options exercisable at end of year      8,100,316       $ 3.58          23,354,005        $ 4.30          14,483,402      $ 1.65


     All options issued by the Company are immediately exercisable upon grant. Options exercisable and subject to continued vesting at December 31, 2000, 1999 and 1998 were 6,944,397, 18,479,185 and 13,827,151, respectively, are subject to continued vesting requirements.

The following table summarizes all stock options outstanding as of December 31, 2000:

                             Options Outstanding
   -------------------------------------------------------------------------
                                            Weighted
                                             Average
                                            Remaining
   Range of Exercise  Number of Shares   Contractual Life   Weighted Average
        Price           Outstanding          (Years)         Exercise Price
   -----------------  ----------------   ----------------   ----------------
        $0.01            2,071,192             7.1             $   0.01
        $0.72              293,300             9.9             $   0.72
   $ 1.22 to $ 1.75      1,326,276             6.4             $   1.53
   $ 2.34 to $ 2.78        227,255             9.5             $   2.58
   $ 3.83 to $ 5.13      2,242,264             5.9             $   3.90
   $ 6.69 to $ 9.92      1,785,498             8.4             $   8.65
   $10.94 to $13.44        154,531             8.6             $  12.40
                         ---------
                         8,100,316
                         ---------

     Had compensation cost for stock options awarded under this plan been determined consistent with the fair value method, the Company's net loss and loss per share would have reflected he following pro forma amounts (amounts in thousands, except per share data):

                                                             Year Ended December 31,
                                                        2000           1999            1998
                                                     ----------     ----------      ----------
Net loss, as reported                                $ (133,022)    $ (130,168)     $  (17,844)
Pro forma compensation expense                           (6,094)        (3,033)           (281)
                                                     ----------     ----------      ----------

Pro forma net loss                                   $ (139,166)    $ (133,201)     $  (18,125)
                                                     ==========     ==========      ==========

Basic and diluted net loss per share, as reported    $    (1.04)    $    (1.45)     $    (0.22)
Basic and diluted net loss per share, pro forma      $    (1.08)    $    (1.49)     $    (0.22)


     The weighted average fair value at the date of grant for options granted during fiscal 2000, 1999, and 1998, were $3.11, $1.36 and $0.53, respectively, and were estimated using a Black-Scholes option pricing model with the following assumptions used: weighted average risk-free interest rate of 6.10%, 5.67%, and 4.89%, respectively; expected life of 4.00 years, 3.99 years, and 3.82 years, respectively; and weighted average dividend yield of 0.00% for all periods. The weighted average volatility yield was 105.0% during fiscal 2000 subsequent to our initial public offering and 0.00% for all other periods.

Special Executive Stock Option Plan

     In October 1999, the Company adopted and approved the Special Executive Stock Option Plan (the "Executive Plan"). Participation in the Executive Plan is limited to non-employee directors, officers and other highly-compensated employees of the Company. A reserve of 3,125,000 shares of the Company's common stock was made for issuances under the Executive Plan.

     The options may be issued as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or as nonqualified options. The plan provides that the exercise price for all Incentive Stock Options shall not be less than 100%, and all nonqualified options shall not be less than 85%, of the fair market value of the shares on the date of grant. Further, no portion of the options may be exercised beyond 10 years from the grant date. For Incentive Stock Options granted to individuals who own more than 10% of the total combined voting power of all classes of the stock of the Company, the option price shall be at least 110% of the fair value at the date of grant. Options vest over a period determined by the Company's board of directors. Subject to Internal Revenue Service limitations, options granted under the Executive Plan generally become exercisable immediately.

1999 Stock Incentive Plan

     The Company has adopted the 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan was approved by the Company's board of directors in December 1999 and by its stockholders in January 2000.

     The 1999 Plan is the successor plan to the 1998 ISO Plan, the Executive Plan and the BuyGolf.com, Inc. 1998 Stock Option Plan. The 1999 Plan became effective at the time of the Initial Public Offering.

     The 1999 plan has five separate programs:

          . the discretionary option grant program, under which eligible individuals may be granted options to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date;

          . the stock issuance program, under which eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services;

          . the salary investment option grant program, under which executive officers and other highly compensated employees may be given the opportunity to apply a portion of their base salary each year to the acquisition of special below market stock option grants;

          . the automatic option grant program, under which option grants will automatically be made at periodic intervals to eligible non-employee board members to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date; and

          . the director fee option grant program, under which non-employee board members may be given the opportunity to apply a portion of any retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants.

     The exercise price for any options granted under the 1999 Plan may be paid in cash or in shares of the Company's common stock valued at fair market value at the exercise date. The 1999 Plan also includes provisions which may result in the accelerated vesting of outstanding option grants and stock issuances upon a change in control of the Company.

1999 Employee Stock Purchase Plan

     The 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted and approved by the Company in September 1999. The Stock Purchase Plan became effective at the time of the Company's Initial Public Offering. The Stock Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock at semi-annual intervals with accumulated payroll deductions.

BuyGolf Stock Option Plan

     On December 2, 1998, BuyGolf adopted and approved an incentive stock option plan (the "ISO Plan"). Under the ISO Plan, the number of shares of BuyGolf's common stock to be granted or subject to options or rights may not exceed 1,000,000 shares.

     The options may be issued as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or as nonqualified options. The plan provides that the exercise price of all Incentive Stock Options shall not be less than 100%, and all nonqualified options shall jot be less than 85%, of the fair market value of the shares on the date of grant. Further, no portion of the options may be exercised beyond 10 years from the grant date. For Incentive Stock Options granted to individuals who own more than ten percent of the total combined voting power of all classes of the stock of the Company, the option price shall be a least 110 percent of the fair value at the date of grant. Options vest ratably over there to four years from the date of grant.

     In connection with the acquisition of BuyGolf in October 1999, the Company has assumed the ISO plan.

Stock Option Deferred Compensation

     The Company recorded aggregate deferred compensation, net of reversals from terminated options, of $682,000, $16.6 million, and $3.2 million in the years ended December 31, 2000, 1999, and 1998, respectively. The amounts recorded represent the difference between the grant price and the estimated fair value of the Company's common stock based upon independent appraisals. Deferred stock option compensation is charged to operations using the accelerated method over the vesting period of the underlying options, which is typically three or four years.

     Total amortization recognized was $2.5 million, $10.2 million and $795,000, respectively, for the years ended December 31, 2000, 1999 and 1998.

401(k) Plan

     The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company does not match employees' contributions.

Restricted Stock Program

     In December 2000, the Company and the Board of Directors adopted and approved the Restricted Stock Program (the "Restricted Program"). Participation in the Restricted Program was limited to designated members of the Company's management and was entirely voluntary. The Restricted Program provided participants the opportunity to replace outstanding options with a restricted share grant which vests in equal quarterly installments over a two year period. For every two shares subject to an option that participants elected to exchange under the Restricted Program, participants receive one share of the Company's common stock under their restricted share grant at an issue price of $0.0001 per share (the par value). As of December 31, 2000, the Company had cancelled 12,258,034 stock options and exchanged such options for an aggregate of 6,129,017 shares of common stock pursuant to the Restricted Program to be issued in eight equal quarterly installments over the two years following the grant date. The first of such quarterly installments occurred in February 2001. The Company recorded deferred compensation of $4.4 million in the year ended December 31, 2000 and total amortization recognized was $184,000 for that same period. The Company also issued another 125,000 shares of common stock as an equity incentive to a key employee in December 2000; the deferred compensation charge associated with this issuance was minimal.

11.  LOSS PER SHARE

     The following is the calculation for net loss per share (amounts in thousands, except share and per share data):

                                               Year Ended December 31,
                                          2000           1999          1998
                                      ------------   ------------   -----------
Basic and diluted:
Net loss                              $   (133,022)  $   (130,168)  $   (17,844)
Weighted average common shares         128,489,722     89,597,782    81,815,869
                                      ------------   ------------   -----------
Net loss per common share             $      (1.04)  $      (1.45)  $     (0.22)
                                      ------------   ------------   -----------

     At December 31, 2000, 1999 and 1998, respectively, options to purchase 8,100,316, 23,354,005 and 14,483,402 shares of common stock, preferred shares convertible into 0, 22,098,982 and 12,175,706 shares of common stock, and 6,254,017, 0 and 0 restricted shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

12.  INCOME TAXES

     The Company incurred taxable losses for federal and state purposes for the years ended December 31, 2000, 1999 and 1998. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for certain state and local jurisdictions.

     Prior to August 3, 1998, the Company was taxed as a limited liability company. All tax benefits arising from operating loses as a limited liability company were passed to the individual shareholders.

     At December 31, 2000, the Company has net operating loss carryforwards related to federal and state income taxes of approximately $234.7 million and $216.9 million, respectively, which can be used to offset future federal and state taxable income from operations. These carryforwards will expire in years 2004 through 2020.

     Significant components of the Company's net deferred tax asset at December 31, 2000, 1999 and 1998, are as follows (amounts in thousands):

                                                      December 31,
                                            2000         1999          1998
                                         ----------   ----------    ----------
Net operating loss carryforwards         $   92,812   $   51,979    $    5,128
Depreciation and amortization                11,652        1,666         1,758
Other                                         3,231        3,430            47
                                         ----------   ----------    ----------
           Gross deferred tax assets        107,695       57,075         6,933
Valuation allowance                        (107,695)     (57,075)       (6,933)
                                         ----------   ----------    ----------
           Net deferred tax assets       $        -   $        -    $        -
                                         ----------   ----------    ----------

     Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50.0% over a three year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

13.  SUBSEQUENT EVENTS (UNAUDITED)

     In the first quarter of 2001, the Company initiated a restructuring of its business and implemented a new operating plan. The Company expects to record a charge in the range of $32.0 to $37.0 million in the first quarter of 2001 associated with its restructuring plan. The charge is primarily attributable to the impairment of goodwill associated with the BuyGolf acquisition, payment of severance benefits for the employees that were terminated during the first quarter, and the remaining sponsorship fees related to the Buy.Com Tour, as the Company does not believe that any further benefits will be derived from its sponsorship agreement with the PGA Tour. The Company also intends to terminate the operation of its Sports specialty store by December 31, 2001.

     On February 28, 2001, the Company filed suit against the PGA Tour for breach of contract based on the Company's Buy.com Tour sponsorship agreement with them. The Company claims that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of the Company's agreement. The Company is seeking rescission of its agreement, a return of its sponsorship fees, including those secured by a $14.9 million standby letter of credit, and additional damages. The cases are in their early stages. In March 2001, the PGA Tour filed a counterclaim against the Company in the federal district court in the Central District of California. The counterclaim alleges that the Company breached its contract by declaring our sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of the Company's trademark, by breaching the confidentiality provisions of the agreement and by taking action that adversely affects the goodwill of the Buy.Com Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees.

     In a letter dated March 2, 2001, the Company received notice from the Nasdaq National Market that its common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided the Company with 90 calendar days, or until May 31, 2001, to regain compliance with this requirement or be delisted from trading. If the Company is unable to regain compliance with this requirement during this time period, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, the Company's securities will be delisted from trading by the Nasdaq National Market.

     On March 7, 2001, the Company sold its interest in its United Kingdom joint venture for $4.0 million to the John Lewis Partnership, a large retailer in the United Kingdom. In connection with the sale, the Company applied its proceeds to the repayment of the Company's loan obligations to its joint venture partner.

14.  QUARTERLY RESULTS (UNAUDITED)

     The following tables contain selected unaudited Statement of Operations information for each quarter of 2000, 1999, and 1998. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

                                                                                        QUARTER ENDED
                                                        ---------------------------------------------------------------------------
                                                          December 31,        September 30,
                                                              2000                2000           June 30, 2000      March 31, 2000
                                                        ----------------    -----------------  -----------------  -----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                                            $     196,705          $    190,150        $    193,199      $    207,616
Gross profit                                                   13,350                12,713              11,757             8,873
Operating loss                                                (33,017)              (27,328)            (28,044)          (31,699)
Net loss                                                      (36,038)              (30,504)            (33,634)          (32,846)
Net loss per share:  Basic and diluted                  $       (0.27)         $      (0.23)       $      (0.26)     $      (0.28)
Weighted average number of common
shares outstanding: Basic and diluted                     134,529,551           132,547,388         131,226,802       115,544,187

                                                                                        QUARTER ENDED
                                                        ---------------------------------------------------------------------------
                                                          December 31,        September 30,
                                                              2000                2000           June 30, 2000      March 31, 2000
                                                        ----------------    -----------------  -----------------  -----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                                            $     200,676          $    158,960        $    129,280      $    107,932
Gross profit/(loss)                                            (1,593)                 (134)             (4,937)             (183)
Operating loss                                                (48,465)              (32,437)            (28,060)          (19,383)
Net loss                                                      (49,641)              (33,184)            (28,091)          (19,252)
Net loss per share:  Basic and diluted                  $       (0.54)         $      (0.37)       $      (0.32)     $      (0.22)
Weighted average number of common
shares outstanding: Basic and diluted                      92,042,658            89,231,521          88,749,809        88,300,193

                                                                                        QUARTER ENDED
                                                        ---------------------------------------------------------------------------
                                                          December 31,        September 30,
                                                              2000                2000           June 30, 2000      March 31, 2000
                                                        ----------------    -----------------  -----------------  -----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                                            $      61,529          $     34,985        $     19,233      $      9,543
Gross profit (loss)                                              (832)                  837               1,051               707
Operating loss                                                (13,357)               (3,031)             (1,219)             (435)
Net loss                                                      (13,181)               (3,008)             (1,217)             (438)
Net loss per share:  Basic and diluted                  $       (0.16)         $      (0.04)       $      (0.01)     $      (0.01)
Weighted average number of common
shares outstanding: Basic and diluted                      83,074,095            81,331,078          81,331,078        81,331,078

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To BUY.COM INC.:

We have audited in accordance with auditing standards generally accepted in the Untied States, the consolidated financial statements included in BUY.COM INC.'s (the "Company") Form 10-K and have issued our report thereon dated January 31, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page F-25 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
Orange County, California
January 31, 2001

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNT

                                                                  Charged to
                                           Beginning              Costs and
Accounts Receivable Allowances              Balance               Expenses              Deductions           Ending Balance
------------------------------            -------------        ---------------       ---------------      --------------------
                                                                       (amounts in thousands)
Year ended December 31, 1998                    $     -              $     50           $        -              $     50
Year ended December 31, 1999                    $    50              $  1,640           $      586              $  1,104
Year ended December 31, 2000                    $ 1,104              $  3,708           $    1,999              $  2,813