Form 10-K/A
period 2000-12-31
BUY COM INC
filed 2001-04-27
CIK 1097070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                _______________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission file number 000-29295

                                  BUY.COM INC.
             (Exact name of registrant as specified in its charter)
                                _______________

                  Delaware                                             33-0816584
(State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                organization)

   85 Enterprise, Aliso Viejo, California                                 92656
  (Address of principal executive offices)                               (Zip code)

                                 (949) 389-2000
              (Registrant's telephone number, including area code)
                                _______________

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                               $0.0001 par value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

  The Registrant does not have different classes of Common Stock. As of March 21, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $9,233,502, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

  As of March 21, 2001, there were 136,120,162 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or portions thereof) are incorporated by reference into this Form 10-K: None.

                       PORTIONS AMENDED/EXPLANATORY NOTE

          The Registrant previously anticipated incorporating by reference from the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report. However, pursuant to Instruction G(3) to the Report on Form 10-K, the Registrant hereby amends Part III (Items 10, 11, 12 and 13) contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to provide the additional information relating to the directors and executive officers of Registrant, executive compensation, security ownership and related party transactions, as set forth below. Except as set forth in Items 10, 11, 12 and 13 below and as set forth in exhibit 23.1, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Key Employees of the Company

     The following table sets forth certain information regarding all directors, executive officers and certain key employees of the Company as of April 15, 2001:

Name                                               Age      Positions with the Company
----                                               ---      --------------------------
Donald M. Kendall.............................      80      Chairman of the Board of Directors
Sanat K. Dutta................................      51      Director
Wayne T. Thorson..............................      75      Director
James B. Roszak...............................      59      Chief Executive Officer and Director
Robert R. Price...............................      48      Chief Financial Officer
John C. Herr..................................      34      Senior Vice President and General Manager
Brent Rusick..................................      38      Senior Vice President, Operations and Technology
Keven F. Baxter...............................      41      Vice President, Corporate Affairs, General Counsel and
                                                            Secretary

     Donald M. Kendall has served as our Chairman of the Board of Directors since February 2001, and a Director since August 1998. Since 1991, Mr. Kendall has served as a Consultant and Ambassador at Large for PepsiCo, Inc., and from 1986 to 1991, he served as the Chairman of the Executive Committee for PepsiCo. From 1965 to 1986, Mr. Kendall served as PepsiCo's Chairman of the Board and Chief Executive Officer. Mr. Kendall attended Western Kentucky University before becoming a Navy pilot in World War II.

     Sanat K. Dutta has served as a Director since November 2000. From October 1997 to April 1999, Mr. Dutta served as the Executive Vice President and the President of U.S. Operations for Ingram Micro, Inc. From August 1994 to October 1997, Mr. Dutta also served as Ingram Micro's Executive Vice President of Operations. Mr. Dutta received his Bachelors of Technology in Mechanical Engineering from the Indian Institute of Technology, his Masters in Mechanical Engineering from Villanova University and his Masters in Industrial Engineering and Operations Research from Virginia Tech.

     Wayne T. Thorson has served as a Director since August 1998. Since 1958, Mr. Thorson has served as the Chief Executive Officer of Thorson, Inc., a highway construction company. Mr. Thorson attended Concordia College where he studied business administration.

     James B. Roszak has served as our Chief Executive Officer since February 2001 and as a Director since August 1998. In his capacity as our Chief Executive Officer, Mr. Roszak is responsible for the general oversight of the Company and its management, as well as the company's strategic direction. Prior to Mr. Roszak's retirement in June 1997, Mr. Roszak served in various management roles during a 35-year period at Transamerica Life Companies, most recently as the President of the Life Insurance Division. Mr. Roszak received his B.A. in business administration from the University of Southern California.

     Robert R. Price has served as our Chief Financial Officer since February 2001. Mr. Price is responsible for our overall financial strategy and activities, corporate planning and analysis, human resources and investor relations. From September 1995 to July 2000, Mr. Price performed various management roles at PairGain Technologies, Inc., a publicly held telecommunications equipment manufacturer, most recently as Senior Vice President and Chief Financial Officer. From 1992 until 1995, Mr. Price was the Corporate Controller for Triconex Corporation, a publicly held corporation. Prior to 1992, Mr. Price held financial management positions at both public and privately held companies. Mr. Price received his B.A. from California Polytechnic University, Pomona.

     John C. Herr has served as our Senior Vice President and General Manager since March 2001, our Senior Vice President of Sales, Marketing and Business Development from June 2000 to March 2001, and our Vice President of Sales & Marketing from December 1998 to June 2000. Mr. Herr's responsibilities include overseeing Company's sales and marketing efforts, its business development efforts, its merchandising and pricing strategies and the general management of the Company's online stores. From 1993 to December 1998, Mr. Herr served in several management roles at Ziff Davis, Inc., including the Executive Vice President of International and Executive Vice President of Worldwide Marketing. Mr. Herr's previous experiences include working in consumer marketing as a Johnson & Johnson brand manager and as a strategy consultant at Bain & Company. Mr. Herr received his B.A. in Economics from Harvard University and his M.B.A. from the Harvard Graduate School of Business Administration.

     Brent Rusick has served as our Senior Vice President, Operations and Technology since March 2001 and our Vice President, Sales Operations from November 1997 to March 2001. Mr. Rusick's responsibilities include overseeing the customer support, information technology and fulfillment operations departments of the Company. From March 1995 to November 1997, Mr. Rusick served as a U.S. Channel Sales Manager at Packard Bell NEC, Inc. From August 1994 to March 1995, he served as a Regional Sales Manager for Tech Data Corp. Mr. Rusick received his B.S. in business administration and finance from San Diego State University.

     Keven F. Baxter has served as our Vice President, Corporate Affairs and General Counsel since November 1999. Mr. Baxter was elected Secretary in December 1999. Mr. Baxter's responsibilities include overseeing the legal and general corporate affairs of the Company. From January 1999 to November 1999, Mr. Baxter practiced corporate and securities law in the Business and Technology Group of Brobeck, Phleger & Harrison LLP. From June 1995 to December 1998, Mr. Baxter served in several management roles at Interplay Entertainment Corp., a software publisher, including Vice President, Corporate Affairs and General Counsel. From 1988 to 1994, Mr. Baxter practiced corporate and securities law at Brobeck, Phleger & Harrison LLP. Mr. Baxter received his B.A. in Economics from the University of California, Santa Barbara and his M.B.A. and J.D. from the University of California, Berkeley.

     Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     The members of our Board of Directors, our executive officers and persons who hold more than 10% of a registered class of our equity securities are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership and changes in such ownership of our equity securities. Based upon
(i) the copies of Section 16(a) reports which the Company received from such persons for their transactions in our equity securities for the fiscal year ended December 31, 2000 ("2000 Fiscal Year"), and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2000 Fiscal Year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by the Company's directors, executive officers and greater than 10% beneficial owners, with the following exceptions: Mr. Kendall failed to timely file one Form 4 for the month of February 2000 with respect to a sale of 850 shares of our Common Stock. Mr. Kendall filed a Form 4 to report such transaction on March 21, 2000. The SOFTBANK affiliates failed to timely file a Form 3 in February 2000. The SOFTBANK affiliates filed such Form 3 on February 9, 2000.

Item 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer during the 2000 Fiscal Year and each of the four other most highly compensated executive officers of the Company whose salary and bonus for the 2000 Fiscal Year was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1999 and 2000. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2000 Fiscal Year has been excluded by reason of his or her termination of employment or change in executive status during that year. The individuals listed in the table below shall be hereinafter referred to as the "Named Executive Officers."

                           Summary Compensation Table

                                                      Annual Compensation                       Long Term Compensation Awards
                                          ---------------------------------------           ----------------------------------------
                                                                                                                      Securities
                                                                     Other Annual           Restricted Stock          Underlying
Name and Principal Positions              Year   Salary    Bonus     Compensation             Award(s)(1)               Options
-------------------------------------     ----   ------    -----     ------------           ----------------        ----------------
Gregory J. Hawkins(3)                     2000  $262,885  $92,235     $12,516(8)            $1,668,668(3)              100,000(2)
  Former Chief Executive Officer,         1999  $217,755      ---     $ 7,200(8)                   ---               4,542,281(2)(4)
  President and Chairman of the Board     1998       ---      ---         ---                      ---                     ---

Keven F. Baxter                           2000  $176,154      ---         ---               $  150,969                  45,000(2)
  Vice President, Corporate Affairs and   1999  $ 17,307      ---         ---                      ---                 375,000(2)
   General Counsel                        1998       ---      ---         ---                      ---                     ---

John C. Herr                              2000  $276,385      ---     $ 2,500(8)            $  229,711                 100,000(2)
  Senior Vice President and General       1999  $184,462  $10,000     $ 1,500(8)                   ---                     ---
  Manager                                 1998       ---      ---         ---                      ---                 539,062(2)(9)

Mitch C. Hill(5)                          2000  $234,385      ---         ---               $  480,261(5)              125,000(2)
  Former Chief Financial Officer          1999  $ 33,846      ---         ---                      ---               1,211,099(2)(6)
                                          1998       ---      ---         ---                      ---                     ---

Michael D. Walkey(7)                      2000  $195,385  $17,438         ---               $  147,375(7)              110,000(2)
  Former Senior Vice President, Product   1999  $ 10,385      ---         ---                      ---                 300,000(2)
  Management - Small Business             1998       ---      ---         ---                      ---                     ---

---------------
(1) Under a Restricted Stock Award Program implemented pursuant to the stock issuance provisions of the Company's 1999 Stock Incentive Plan, certain officers of the Company were given the opportunity to replace outstanding options with a restricted stock award which vests over a two year period. For every two shares subject to an option that participants elected to exchange under the program, participants received one share of Common Stock subject to a restricted stock award at an issue price of $0.0001 per share, the par value of the Common Stock. As of December 31, 2000, the Company had cancelled 12,258,034 option shares and exchanged such option shares for an aggregate of 6,129,017 shares of Common Stock pursuant to the program. The aggregate value of such outstanding restricted stock awards, based on the closing sale price of the Common Stock on December 29, 2000, the last trading date of the 2000 Fiscal Year, as reported by the Nasdaq National Market, was $4,020,635. The shares subject to each such award will vest and be issued in a series of eight successive equal quarterly installments upon the individual's completion of each successive three months of continued employment with the Company. The first such quarterly vesting and issuance of shares occurred in February 2001. No dividends will be issued on the Common Stock subject to any restricted stock award until such shares are vested and issued.

(2) Each of these options was surrendered to the Company on December 11, 2000 in return for a restricted stock award at an exchange ratio of two option shares for every one share of Common Stock subject to the restricted stock award. See "Restricted Stock Award Program" for more information.

(3) Mr. Hawkins joined the Company in March 1999 and resigned in February 2001. Pursuant to the terms of a Severance Agreement and General Release dated February 11, 2001 between the Company and Mr. Hawkins, Mr. Hawkins received $350,000 (less any regular payroll withholding), representing 12 months salary, as a severance benefit. In addition, pursuant to such severance agreement, in February 2001 and March 2001, Mr. Hawkins was issued an aggregate of 580,285 shares of Common Stock covered by his restricted stock awards, inclusive of shares of Common Stock held in trust for the benefit of his children and his family. Mr. Hawkins forfeited the remaining 1,740,856 shares of Common Stock subject to his restricted stock awards.

(4) Includes options to purchase 277,115 shares that were transferred to irrevocable trusts on behalf of Mr. Hawkins' children and his family.

(5) Mr. Hill joined the Company in November 1999 and resigned in February 2001. Pursuant to the terms of a Severance Agreement and General Release dated February 11, 2001 between the Company and Mr. Hill, Mr. Hill received $275,000 (less any regular payroll withholding), representing 12 months salary, as a severance benefit. In addition, pursuant to such severance agreement, in February 2001 and March 2001, Mr. Hill was issued an aggregate of 167,012 shares of Common Stock covered by his restricted stock awards, inclusive of shares of Common Stock held in trust for the benefit of his children and his family. Mr. Hill forfeited the remaining 501,038 shares of Common Stock subject to his restricted stock awards.

(6) Includes options to purchase 250,000 shares that were transferred to irrevocable trusts for the benefit of Mr. Hill's children and options to purchase 13,125 shares that were transferred to members of his family.

(7) Mr. Walkey joined the Company in November 1999 and his employment ceased in February 2001. On February 22, 2001, prior to the termination of his employment, Mr. Walkey received 25,625 shares of Common Stock covered by his restricted stock awards. Mr. Walkey forfeited the remaining 179,375 shares of Common Stock subject to his restricted stock awards.

(8)  Consists of automobile lease payments.

(9) Includes options to purchase 37,500 shares that were transferred to an irrevocable trust on behalf of Mr. Herr's children.

Stock Options and Stock Appreciation Rights

     The following table contains information concerning the stock options granted to the Named Executive Officers during the 2000 Fiscal Year. All the grants listed were made under the Company's 1999 Stock Incentive Plan (the "1999 Plan"). No stock appreciation rights were granted to the Named Executive Officers during such fiscal year.

                       Option Grants in Last Fiscal Year

                                                                                                   Potential Realizable Value
                                                                                                     at Assumed Annual Rates
                                                                                                   of Stock Price Appreciation
                                                       Individual Grants                               for Option  Term(3)
                        -------------------------------------------------------------------------  ---------------------------
                        Number of Securities      % of Total Options      Exercise
                         Underlying Options      Granted to Employees     Price Per   Expiration
      Name                    Granted              in Fiscal Year(1)       Share(2)      Date             5%             10%
-------------------     --------------------     ---------------------  -----------   -----------   --------------   ----------
Gregory J. Hawkins         100,000(4)(5)                   1.91%         $2.56         10/05/10         $160,997       $407,998

Keven F. Baxter            10,000(4)(6)                   0.19%          $7.06         05/14/10         $ 44,400       $112,518
                            8,333(4)(7)                   0.16%          $4.19         07/30/10           21,958         55,646
                           16,667(4)(7)                   0.32%          $2.78         08/13/10           29,139         73,845
                           10,000(4)(8)                   0.19%          $2.56         10/05/10           16,100         40,800

John C. Herr               25,000(4)(6)                   0.48%          $7.06         05/14/10         $111,000       $281,296
                           16,666(4)(7)                   0.32%          $4.19         07/30/10           43,916        111,292
                           33,334(4)(7)                   0.64%          $2.78         08/13/10           58,279        147,690
                           25,000(4)(8)                   0.48%          $2.56         10/05/10           40,249        102,000


                                                                                                   Potential Realizable Value
                                                                                                     at Assumed Annual Rates
                                                                                                   of Stock Price Appreciation
                                                       Individual Grants                               for Option  Term(3)
                        -------------------------------------------------------------------------  ---------------------------
                        Number of Securities      % of Total Options      Exercise
                         Underlying Options      Granted to Employees     Price Per   Expiration
      Name                    Granted              in Fiscal Year(1)       Share(2)      Date            5%            10%
---------------         --------------------     --------------------     ---------   ----------   -------------   ------------
Mitch C. Hill              25,000(4)(9)                   0.48%              $4.19     07/30/10        $ 65,877       $166,945
                           20,264(4)(9)                   0.39%              $2.78     08/13/10          35,441         89,814
                           29,736(4)(9)                   0.57%              $2.78     08/13/10          51,988        131,748
                           50,000(4)(8)                   0.95%              $2.56     10/05/10          80,499        203,999

Michael D. Walkey          25,000(4)(6)                   0.48%              $7.06     05/14/10        $111,000       $281,296
                           10,000(4)(6)                   0.19%              $7.06     05/14/10          44,400        112,518
                           16,666(4)(7)                   0.32%              $4.19     07/30/10          43,916        111,292
                           33,334(4)(7)                   0.64%              $2.78     08/13/10          58,279        147,690
                           25,000(4)(8)                   0.48%              $2.56     10/05/10          40,249        102,000

-----------------
(1) The Company granted options to purchase an aggregate of 5,249,314 shares of Common Stock during the 2000 Fiscal Year. Options for 291,814 of those shares were granted under the 1998 Stock Option/Stock Issuance Plan and options for 4,957,500 shares were granted under the 1999 Plan.

(2) All options granted to the Named Executive Officers had exercise prices of not less than fair market value on the date of grant, based on the closing sale price of the Common Stock on the date of grant, as reported by the Nasdaq National Market.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future common stock prices. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant.
     Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved. Potential realizable values are net of exercise price but before the payment of taxes associated with exercise.

(4) Each of these options was surrendered to the Company on December 11, 2000 in return for a restricted stock award at an exchange ratio of two option shares for every one share of Common Stock subject to the restricted stock award. The shares subject to each such award will vest and be issued in a series of eight successive equal quarterly installments upon the individual's completion of each successive three months of continued employment with the Company. The first such quarterly vesting and issuance of shares occurred in February 2001. See "Restricted Stock Award Program" for more information.

(5) Mr. Hawkins' option was structured such that 50% of the shares subject to the option were immediately vested and exercisable. The remaining 50% of the shares subject to the option were to vest on the six month anniversary of the grant date. In addition, under the terms of the 1999 Plan, all outstanding options automatically vest in full and become exercisable immediately prior to the effective date of an acquisition of the Company by merger or asset sale, unless the option were assumed by the acquiring entity or replaced with a cash incentive program of the successor corporation.

(6) This option was structured such that 100% of the shares subject to the option would become vested and exercisable on November 15, 2000.

(7) This option was structured such that the shares subject to the option would vest and become exercisable in 12 equal monthly installments from the date of grant. In addition, under the terms of the 1999 Plan, all outstanding options automatically vest in full and become exercisable immediately prior to the effective date of an acquisition of the Company by merger or asset sale, unless the option were assumed by the acquiring entity or replaced with a cash incentive program of the successor corporation.

(8) This option was structured such that the shares subject to the option would vest and become exercisable on the six month anniversary of the grant date. In addition, under the terms of the 1999 Plan, all outstanding options automatically vest in full and become exercisable immediately prior to the effective date of an acquisition of the Company by merger or asset sale, unless the option were assumed by the acquiring entity or replaced with a cash incentive program of the successor corporation.

(9)  The shares subject to this option were immediately vested and exercisable.

Aggregated Option Exercises and Fiscal Year-End Value

     No options were exercised by any of the Named Executive Officers during the 2000 Fiscal Year, and none of the Named Executive Officers held any unexercised options at the end of such fiscal year. Effective December 11, 2000, pursuant to a Restricted Stock Award Program adopted by the Company, each of the Named Executive Officers surrendered all of his unexercised options in exchange for restricted stock awards. See "Restricted Stock Award Program."

Restricted Stock Award Program

     On November 22, 2000, the Board of Directors of the Company approved the implementation of a Restricted Stock Award Program pursuant to the stock issuance provisions of the 1999 Plan. Certain officers of the Company (director level employees and higher) were given the opportunity under the program to surrender his or her outstanding options under the 1999 Plan in return for a restricted stock award which vests in equal quarterly installments over a two year period. For every two shares subject to an option that participants elected to exchange under the program, participants received one share of Common Stock under a restricted stock award at an issue price of $0.0001 per share, the par value of the Common Stock. When the restricted stock awards were made under the program on December 11, 2000, the fair market value of the Common Stock was $0.719 per share. The executive officers surrendered options covering a total of 7,602,441 shares of Common Stock with a weighted average exercise price of $5.37 per share in return for an aggregate of 3,801,222 shares of Common Stock subject to restricted stock awards. The shares subject to each such award will vest and be issued in a series of eight successive equal quarterly installments upon the individual's completion of each successive three months of continued employment with the Company. The first of such quarterly issuances occurred in February 2001. The shares may be issued on an accelerated basis upon the occurrence of certain changes in control or ownership of the Company. The shares will be fully-vested upon issuance and will be charged against the share reserve under the 1999 Plan.

     The Company's Compensation Committee believed that this program was necessary because equity incentives constitute a significant component of the total compensation package of each of the Company's executive officers and key employees and play a substantial role in the Company's ability to retain the services of these individuals essential to the Company's long-term financial success. The Compensation Committee felt that the Company's ability to retain these individuals would be significantly impaired, unless their out-of-the-money options were replaced with valuable equity incentives in the form of restricted stock awards for which they paid only nominal cash consideration but which they would forfeit were they to leave the Company's employ prior to vesting in their awards. Accordingly, in order for the restricted stock awards to serve their primary purpose of assuring the continued service of each participant in the program, a two-year installment vesting schedule was imposed on those awards.
As a result, each participant will only have the opportunity to earn the shares subject to his or her award if he or she remains in the Company's employ through each quarterly vesting date. To the extent the award is not vested at the time of the participant's termination of employment, the award will be forfeited, and no shares will be issued with respect to that forfeited portion.

Director Compensation

     Directors who are not employees of the Company or one of its subsidiaries did not receive cash remuneration for serving on the Board of Directors or any Board committee during the 2000 Fiscal Year. However, commencing in January 2001, non-employee directors will receive an aggregate of $10,000 per year for their service on the Board of Directors and certain of its committees, payable in four equal quarterly installments. In addition, commencing in April 2001, non-employee directors will receive $1,000 for each Board meeting they attend. Directors are also reimbursed for all reasonable expenses incurred by them in attending Board and committee meetings. Directors who are also employees are eligible to receive options and be issued shares of Common Stock directly under the 1999 Plan. Non-employee directors will also receive automatic option grants under the 1999 Plan.

     Under the automatic option grant program in effect under the 1999 Plan, each individual who first joins the Board as a non-employee director will receive, at the time of such initial election or appointment, an automatic option grant to purchase 24,000 shares of Common Stock. In addition, an automatic option grant for 8,000 shares of Common Stock will be made on the date of each annual stockholders meeting, beginning with the 2001 Annual Meeting, to each individual who is to continue to serve as a non-employee board member whether or not his or her class of directors is standing for re-election at that particular annual meeting. All such options shall vest 25% after one year of Board service and the remainder in equal monthly installments over the next thirty-six months. However, the shares will immediately vest in full upon changes in control of ownership or upon the optionee's death or disability while a Board member. The options will have a maximum term of 10 years measured from the grant date, subject to earlier termination upon the optionee's cessation of service on the Board.

     Non-employee board members are also eligible to receive discretionary option grants and stock issuances under our 1999 Plan for their service on the Board of Directors. For example, in November 2000, each non-employee Board member was awarded an option to purchase 10,000 shares of Common Stock that will vest in full in May 2001.

     Mr. Jon Firestone, a director of the Company, entered into a seven month consulting agreement with the Company in November 1999. Mr. Firestone was granted an option to purchase 15,000 shares of Common Stock as consideration for entering into this consulting agreement. The Company also agreed to pay Mr. Firestone's reasonable travel expenses in connection with his services to the Company. Mr. Firestone was appointed to the Board to fill a vacancy in November 2000 and subsequently resigned in March 2001.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

     As of March 1, 1999, Gregory J. Hawkins entered into an employment agreement with us to serve as our Chief Executive Officer. Mr. Hawkins' employment agreement was subsequently amended in July 1999 to provide for, among other things, an extension of the term of his employment agreement. Mr. Hawkins' base salary under this agreement was $240,000 per year. We also granted Mr. Hawkins options to purchase 4,542,281 shares of Common Stock at an exercise price of $3.83 per share, the fair market value on the grant date. We provided Mr. Hawkins with health and related benefits that are generally made available to our other senior executives and a monthly car allowance of $800. Subsequent to the execution of Mr. Hawkins employment agreement, the Company increased his salary to $350,000 per year and made available to Mr. Hawkins an employee equity incentive program that enabled him to cancel all of his outstanding options in exchange for restricted stock awards from the Company. This equity program provided Mr. Hawkins with the opportunity to replace his outstanding stock options with restricted stock awards which would vest in equal quarterly installments over a two-year period, with the first such quarterly installment occurring in February 2001. For every two shares subject to an option that Mr. Hawkins elected to exchange under this program, he received one share of the Company's Common Stock at an issue price of $0.0001 per share, subject to the two-year vesting. Mr. Hawkins resigned from the Company in February 2001. Although, under his employment agreement, Mr. Hawkins was no longer entitled to contractual severance benefits from us, we entered into a severance and release agreement with Mr. Hawkins in February 2001 to provide him with certain severance benefits in connection with his resignation. Pursuant to this agreement, we provided Mr. Hawkins with one year's salary and medical benefits, as well as accelerated vesting of 580,285 shares of Common Stock covered by his restricted stock awards, inclusive of shares of Common Stock held in trust for the benefit of his children and his family.

     Mitch C. Hill commenced his employment as our Chief Financial Officer on November 1, 1999. Mr. Hill's base salary was $220,000 per year, and he was granted an option to purchase 1,211,099 shares of Common Stock at an exercise price of $9.14 per share, the fair market value on the grant date. Under the terms of Mr. Hill's offer letter, he had the right to receive his annual base salary for one year and the right to exercise any stock options that would otherwise vest in the subsequent twelve month period if we terminated his employment for any reason, other than willful wrongdoing or gross negligence. Prior to Mr. Hill's resignation in February 2001, the Company increased his salary to $275,000 per year and made available to Mr. Hill an employee equity incentive program that enabled him to cancel all of his outstanding options in exchange for restricted stock awards from the Company. This equity incentive program provided Mr. Hill with the opportunity to replace his outstanding stock options with restricted stock awards which would vest in equal quarterly installments over a two-year period, with the first of such quarterly installments occurring in February 2001. For every two shares subject to an option that Mr. Hill elected to exchange under the program, he received one share of the Company's Common Stock at an issue price of $0.0001 per share. In connection with Mr. Hill's employment, the Company also agreed to pay for all costs and expenses associated with the relocation of Mr. Hill's family. Mr. Hill resigned from the Company in February 2001. In connection with such resignation, we entered into a severance and release agreement with him to provide Mr. Hill with certain severance benefits. Pursuant to the agreement, we provided Mr. Hill with one year's salary and medical benefits, as well as the accelerated vesting of 167,012 shares of Common Stock covered by his restricted stock awards, inclusive of shares of Common Stock held in trust for the benefit of his children and his family.

     John C. Herr commenced his employment as the Company's Vice President, Sales and Marketing in December 1998. Mr. Herr's base salary was $180,000 per year, and he was granted an option to purchase 539,062 shares of Common Stock at an exercise price of $3.83 per share, the fair market value on the grant date. Under the terms of Mr. Herr's employment, the Company agreed to pay severance benefits to Mr. Herr in the event his employment is terminated for any reason, except in the case of gross negligence or willful wrongdoing. He is entitled to receive the following severance benefits: one-year's salary, one-year's acceleration of his stock option vesting schedule and a pro-rated version of any commissions or bonuses due to him. The Company also agreed to pay all relocation expenses for his family associated with his move to Orange County, California. The Company has also made available to Mr. Herr an employee equity incentive program that enabled him to cancel all of his outstanding options in exchange for restricted stock awards from the Company. This equity incentive program provided Mr. Herr with the opportunity to replace his outstanding options with restricted stock awards which vest in equal quarterly installments over a two-year period, with the first of such quarterly installments occurring in February 2001. For every two shares subject to an option that he elected to exchange under the program, he received one share of the Company's Common Stock at an issue price of $0.0001 per share.

     We do not currently have any other employment contracts with any of our Named Executive Officers. Accordingly, our Board of Directors may terminate the employment of any Named Executive Officer at any time at its discretion. Under the terms of the 1999 Plan, all outstanding options automatically vest in full and become exercisable immediately prior to the effective date of an acquisition of the Company by merger or asset sale unless the option were assumed by the acquiring entity or replaced with a cash incentive program of the successor corporation.

     In addition, all shares of Common Stock subject to outstanding restricted stock awards granted to a Named Executive Officer under the Restricted Stock Award Program, which was implemented pursuant to and under the stock issuance provisions of the 1999 Plan, will immediately vest in full in the event such officer is terminated (whether involuntarily or through a forced resignation) within eighteen months following the effective date of (i) an acquisition of the Company by merger or asset sale, (ii) a change in ownership of more than 50% of the outstanding Common Stock or (iii) a change in the majority of the Board as a result of one or more contested elections for Board membership.

Compensation Committee Interlocks and Insider Participation

     During the 2000 Fiscal Year, the Compensation Committee of the Company's Board of Directors consisted of Messrs. Kendall, Richion and Thorson. Currently, the Compensation Committee of the Company's Board of Directors consists of Messrs. Kendall and Thorson. None of these individuals was an officer or employee of the Company or its subsidiaries at any time during the 2000 Fiscal Year or at any other time.

     No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Common Stock as of March 21, 2001 by (i) all persons who are beneficial owners of five percent (5%) or more of the Common Stock, (ii) each director and nominee for director, (iii) the Named Executive Officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                                                 Percentage
                                                                  Shares          Own Shares
                                                                Beneficially    Beneficially
           Name and Address of Beneficial Owner (1)                Owned         Owned (16)
-----------------------------------------------------------    --------------   -------------
Scott A. Blum and Affiliates (2)(18)..........................    60,296,274          44.3%


SOFTBANK Affiliates
  William L. Burnham(3).......................................    24,239,436          17.8
  Edward S. Russell(4)........................................    14,055,845          10.3
  Total SOFTBANK Affiliates(5)................................    38,295,281          28.1

Donald M. Kendall (6).........................................    60,625,114          44.5

James B. Roszak (7)...........................................       328,840           *

Wayne T. Thorson (8)..........................................    60,625,114          44.5

John C. Herr (9)..............................................       426,159           *

Chares W. Richion (10)........................................       248,840           *

Keven F. Baxter (11)..........................................       184,300           *

Sanat K. Dutta (12)...........................................        34,000           *

Michael D. Walkey (13)........................................        12,813           *

Gregory J. Hawkins (14).......................................       357,871           *

Mitch C. Hill (15)............................................       105,026           *


All current directors and executive officers as a group (17)(18)
(11 persons)..................................................   103,645,117          74.0%
---------------

*    Less than one percent of the outstanding Common Stock

(1) The address for each of our officers and directors is c/o BUY.COM at 85 Enterprise, Aliso Viejo, California 92656. The address for the SOFTBANK Technology Funds is 200 West Evelyn Avenue, Suite 200, Mountain View, California 94043. The address for the other SOFTBANK funds is 10 Langley Road, Suite 403, Newton Center, Massachusetts 02159.

(2) Consists of shares held by the Scott A. Blum Separate Property Trust, the Will Scott Blum Trust, the Emma Rose Blum Trust and the Scott Blum GRAT. The address for the Blum Trusts is c/o Thinktank.com LLC at 65 Enterprise, Aliso Viejo, California 92656.

(3)  Includes 10,741,324 shares, 2,091,356 shares, 3,137,025 shares, 8,151,474 shares and 118,257 shares held by SOFTBANK America, Inc., SOFTBANK Ventures, Inc., SOFTBANK Contents Fund, SOFTBANK Capital Partners L.P. and SOFTBANK Capital Advisors Fund, respectively. William Burnham is a Managing Director of the general partner of each of these SOFTBANK entities. Mr. Burnham disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Mr. Burnham resigned from our Board of Directors in early April 2001.

(4)  Includes 12,980,426 shares, 248,706 shares and 792,158 shares, 21,576 shares and 12,979 shares held by SOFTBANK Technology Ventures IV, L.P., SOFTBANK Technology Advisors Fund, L.P., SOFTBANK Technology Ventures V, L.P., SOFTBANK Technology Advisors Fund V, L.P. and SOFTBANK Technology Entrepreneurs Fund V, L.P. respectively. Edward S. Russell is the Managing Director of the general partner of each of these SOFTBANK entities. Mr. Russell disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. Mr. Russell resigned from our Board of Directors in early April 2001.

(5)  Includes 10,741,324 shares, 2,091,356 shares, 3,137,025 shares, 12,980,426 shares, 248,706 shares, 8,151,474 shares, 118,257 shares, 792,158 shares,
     21,576 shares and 12,979 shares held by SOFTBANK America, Inc., SOFTBANK Ventures, Inc., SOFTBANK Contents Fund, SOFTBANK Technology Ventures IV, L.P. and SOFTBANK Technology Advisors Fund, L.P., SOFTBANK Capital Partners L.P., SOFTBANK Capital Partners Advisors Fund L.P., SOFTBANK Technology Ventures V, L.P., SOFTBANK Technology Advisors Fund V and SOFTBANK Technology Entrepreneurs Fund V, respectively.

(6) Includes 198,125 shares issuable upon the exercise of options that are exercisable within 60 days of March 21, 2001. Includes 60,296,274 shares of Common Stock that are held in a voting trust for which Mr. Kendall is a trustee. However, no single trustee has the power to vote such shares. The voting trust agreement requires the approval of at least two trustees to vote the shares. Mr. Kendall disclaims beneficial ownership of the shares held in trust.

(7) Includes 198,125 shares issuable upon the exercise of options that are exercisable within 60 days of March 21, 2001.

(8) Includes 198,125 shares issuable upon the exercise of options that are exercisable within 60 days of March 21, 2001. Includes 60,296,274 shares of Common Stock that are held in a voting trust for which Mr. Thorson is a trustee. However, no single trustee has the power to vote such shares. The voting trust agreement requires the approval of at least two trustees to vote the shares. Mr. Thorson disclaims beneficial ownership of the shares held in trust.

(9) Includes all shares issuable to Mr. Herr as a result of his participation in an employee equity incentive program. Mr. Herr will be issued such shares of Common Stock, and consequently, become the beneficial owner in equal quarterly installments, subject to the vesting schedules for each particular issuance that lapses over one and two year periods which commenced in February 2001. Only 124,010 of such shares of Common Stock will be vested and issued within 60 days of March 21, 2001. Also includes 18,750 shares of Common Stock that will be transferred, in equal quarterly installments over a two-year period that commenced in February 2001, to an irrevocable trust for the benefit of Mr. Herr's children.

(10) Includes 198,125 shares issuable upon the exercise of options that are exercisable within 60 days of March 21, 2001. Mr. Richion resigned from our Board of Directors in late March 2001.

(11) Includes 183,750 shares issuable to Mr. Baxter as a result of his participation in an employee equity incentive program. Mr. Baxter will be issued such shares of Common Stock, and consequently, become the beneficial owner subject to the vesting schedule for such issuance that lapses in seven equal quarterly installments commencing in May 2001. Only 26,250 of such shares of Common Stock will be vested and issued within 60 days of March 21, 2001.

(12) Consists solely of shares issuable upon the exercise of options that are exercisable within 60 days of March 21, 2001.

(13) As of March 1, 2001, Mr. Walkey was no longer employed by the Company.

(14) Includes 133,978 shares of Common Stock that will be transferred to irrevocable trusts for the benefit of Mr. Hawkins' children and his family. As of February 11, 2001, Mr. Hawkins was no longer employed by the Company.

(15) Includes 31,250 shares of Common Stock that will be transferred to irrevocable trusts for the benefit of Mr. Hill's children. As of February 11, 2001, Mr. Hill was no longer employed by the Company.

(16) Percentage of ownership is based on 136,120,162 shares of Common Stock outstanding on March 21, 2001. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after March 21, 2001 and restricted stock awards that are issuable within 60 days of March 21, 2001 are deemed outstanding for computing the percentage of the person or group holding such options or restricted stock awards, but are not deemed outstanding for computing the percentage of any other person or group.

(17) Includes 3,964,000 shares issuable upon the exercise of stock options and 646,702 shares of Common Stock subject to vesting schedules that generally lapse over a two-year period commencing in February 2001. Only 1,932,750 of such stock options are exercisable with 60 days of March 21, 2001 and only 157,441 shares of Common Stock will vest and be issued within 60 days of March 21, 2000.

(18) Includes Mr. Blum's shares of Common Stock that are held in a voting trust for which two of our outside directors serve as trustees. The voting trust, among other things, provides that the trustees of the voting trust will have discretion to vote all of Mr. Blum's share on issues related to routine corporate governance. However, in some instances, the trustees must vote Mr. Blum's shares in the same proportion as the votes casts for and against by non-affiliated shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2000 there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below.

     Transactions with the Scott A. Blum Separate Property Trust.
     -----------------------------------------------------------

     In August 1999, we borrowed $5.0 million from the Scott A. Blum Separate Property Trust, our largest stockholder, at a rate of 10% per annum, to use as working capital. After our initial public offering in February 2000, we paid $5,252,777.92 to the Blum Trust to satisfy all of our principal and interest obligations under such promissory note.

     In December 1998, we purchased an office building in Aliso Viejo, California for approximately $1.1 million to serve as our principal corporate headquarters. In January 2000, we sold that office building and certain items of personal property, including fixtures, furniture and other furnishings to the Scott A. Blum Separate Property Trust, our largest stockholder, for $1,717,224.15, the fair market value for such real and personal property. In connection with the sale, we hired CB Richard Ellis to perform an independent valuation of the real property using a market value analysis, an income value approach and a replacement value analysis.

     In January 2000, several of our employees received a loan from the Scott A. Blum Separate Property Trust, our largest stockholder, to satisfy certain of their federal and state tax liabilities. In connection with these loans, we agreed to pay the interest amount due to the Blum Trust, through November 2000, on behalf of the individual employees that received loans. In December 2000, we paid $117,875.35 to the Blum Trust to satisfy our commitment to pay the accrued interest pursuant to such employee loans.

     In May 1999, we entered into a lease agreement with the Scott A. Blum Separate Property Trust, our largest stockholder, for an office building located in Aliso Viejo, California. Our monthly rental obligations under this lease were approximately $12,000 per month. In January 2000, we terminated such lease agreement with the Blum Trust. In addition, in 1999 the Blum Trust executed a guarantee, on our behalf, for our $15.0 million credit facility. The guarantee for such credit facility terminated in early 2000.

     Indemnification Agreements with Directors and Officers.
     ------------------------------------------------------

     In addition to the indemnification provisions contained in our Amended and Restated Certificate of Incorporation, we have entered into separate indemnification agreements with each of our directors and several of our executive officers. These agreements require us, among other things, to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements (collectively, "Liabilities") paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of the company (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

     Dividend of Aqueduct, Inc. (formerly BUYNOW, INC.)
     --------------------------------------------------

      In October 1999, we declared a common stock dividend of 75% of the capital stock, on an "as converted" basis, of Aqueduct, Inc. to all stockholders of record as of October 13, 1999 on a pro rata basis. We effected the dividend in April 2000, and on the date of the dividend, we owned preferred stock representing 25% of the capital stock of Aqueduct, on an "as converted" basis. In the pro rata dividend to all of our stockholders, each of Messrs. Kendall, Roszak, Richion, Sculley and Thorson, directors of the Company at the time, Murray Williams and Robb Brock, officers of the Company at the time, an entity affiliated with David Ingram and the SOFTBANK affiliates received shares of Aqueduct common stock. Further, Mr. Russell, one of our directors until April 2001, is also a director of Aqueduct, Inc. Several of the SOFTBANK entities, of which Mr. Russell is affiliated, own greater than 10% of the outstanding capital stock of Aqueduct, on a fully diluted basis. As of December 31, 2000, we owned approximately 9% of Aqueduct, on a fully diluted basis.

      In connection with the dividend, we entered into a trademark and license agreement with Aqueduct pursuant to which we licensed our e-commerce technology related to the Aqueduct business and the BUYNOW trademark on a royalty free basis. In addition, Aqueduct entered into a non-competition agreement with us which prohibits Aqueduct from soliciting any of our employees without obtaining our prior consent, or from providing services to certain businesses without our prior consent. In November 2000, Aqueduct also paid us $617,827.43, which represents the outstanding principal and interest amount due under an intercompany loan which was evidenced by a promissory note.

     Transactions with Ingram Micro and Ingram Entertainment
     -------------------------------------------------------

     In December 1998, we entered into a supply agreement with Ingram Entertainment Inc. under which they supply the videos, DVDs and video games that we sell. We entered into a new distribution and fulfillment agreement with Ingram Entertainment in May 2000 that superceded the previous contract. In April 1999, we entered into an agreement with Nashville Computer Liquidators L.P. to supply and distribute the products we sell in our online clearance store. In December 2000, we entered into an amended and restated merchandising and supply agreement with Action Marketing International L.P. (formerly, Nashville Computer Liquidators L.P.). Action Marketing International (now known as IEI Liquidators L.P.) is a subsidiary of Ingram Entertainment. David Ingram serves as the Chairman of the Board and President of Ingram Entertainment. Mr. Ingram served on our Board of Directors from December 1998 until he resigned at the end of August 2000.

     In June 1998, we entered into a contract with Ingram Micro to supply and distribute the computer hardware, software and peripheral products that we sell in our stores and to assist us with marketing related vendor advertising. Since June 1998, we have entered into several amendments and extensions to our agreement with Ingram Micro. We also maintain a line of credit with Ingram Micro to purchase these goods and merchandise. As a part of that line of credit, we granted Ingram Micro a security interest in the inventory we purchase from them, the proceeds from this inventory and all of our accounts receivable. David Ingram and other members of his immediate family are deemed to beneficially own greater than 5% percent of Ingram Micro.

     We also have agreements with the Ingram Book Company and Ingram Fulfillment Services, Inc. to supply and distribute the books that we sell in our online store. In connection with these agreements, we issued Harpeth Holdings, Inc. a warrant to purchase 625,000 shares of our common stock. Although David Ingram does not have an ownership interest in any of these entities, Ingram Book Company, Ingram Fulfillment Services Inc. and Harpeth

Holdings, Inc. are each affiliated with Ingram Industries, Inc., which is controlled by several members of Mr. Ingram's immediate family.

     Transactions with SOFTBANK
     --------------------------

     In September 1999, we entered into a binding letter of intent with SOFTBANK America, Inc. to form three separate international joint ventures in continental Europe, the United Kingdom and Australia. Messrs. Burnham and Russell are affiliated with SOFTBANK and served on our Board of Directors until April 2001. In November 2000, we entered into two letter agreements with SOFTBANK America, Inc. and another of our joint venture partners for the purpose of terminating our joint venture in continental Europe. Also in November 2000, we entered into another letter agreement with SOFTBANK America, Inc. and another of our joint venture partners to terminate our Australian joint venture.

     In early February 2000, SOFTBANK provided a limited financial commitment on our behalf to Arthur Andersen LLP, our independent auditors, to provide the necessary investments in our company to allow us operate in the ordinary course of business. This commitment terminated upon the completion of our initial public offering on February 8, 2000.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BUY.COM INC.



Date:  April 27, 2001          By:  /S/ JAMES B. ROSZAK
                                    ------------------------------
                                       James B. Roszak
                                       Chief Executive Officer



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


                Signature                              Title                                      Date
                ---------                              -----                                      ----
          /S/ JAMES B. ROSZAK          Chief Executive Officer (principal executive           April 27, 2001
-------------------------------------  officer)
          James B. Roszak

                 *                     Chief Financial Officer (principal financial           April 27, 2001
-------------------------------------  and accounting officer)
          Robert R. Price

                 *                     Director                                               April 27, 2001
-------------------------------------
          Santa K. Dutta

                 *                     Director                                               April 27, 2001
-------------------------------------
          Donald M. Kendall

                 *                     Director                                               April 27, 2001
-------------------------------------
          Wayne T. Thorson


* By James B. Roszak as Attorney-in-Fact

                                 EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------
   23.1          Consent of Independent Public Accountants