Form 10-Q
period 2001-03-31
BUY COM INC
filed 2001-05-15
CIK 1097070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

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

                           Yes [X]  No [_]


The number of shares outstanding of the Registrant's Common Stock, par value $0.0001, as of May 8, 2001 was 136,469,718.

                                     INDEX
                                     -----

PART I      FINANCIAL INFORMATION                                          Page
------      ---------------------

Item 1.     Consolidated Financial Statements..............................  1

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..... 25

PART II     OTHER INFORMATION
-------     -----------------

Item 1.     Legal Proceedings.............................................. 26

Item 2.     Changes in Securities and Use of Proceeds...................... 27

Item 3.     Defaults Upon Senior Securities................................ 27

Item 4.     Submission of Matters to a Vote of Security Holders............ 27

Item 5.     Other Information.............................................. 27

Item 6.     Exhibits and Reports on Form 8-K............................... 27

            A.  Exhibits................................................... 27

            B.  Reports on Form 8-K........................................ 27

Signatures................................................................. 28


          In this report, "BUY.COM," the "Company," "we," "us" and "our" collectively refers to BUY.COM INC. and its subsidiaries.

                                  BUY.COM INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                       March 31, December 31,
                                                         2001       2000
                                                     ----------- ------------
                                                     (unaudited)
Current Assets:
  Cash and cash equivalents, including
   restricted cash of $20,000 and $27,000            $   32,213   $  56,656
  Marketable securities                                   1,502      10,769
  Accounts receivable, net of allowances
   of $2,519 and $2,813                                  12,923      19,424
  Prepaid expenses and other current assets               8,306       7,141
                                                     ----------   ---------
    Total current assets                                 54,944      93,990
                                                     ----------   ---------
Property and equipment, net                              14,573      18,500
Intangibles, net                                          8,046      23,622
Other noncurrent assets                                     142         392
                                                     ----------   ---------
                                                     $   77,705   $ 136,504
                                                     ==========   =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                   $   15,460   $  38,682
  Other liabilities and accrued expenses                 18,097       3,460
  Deferred revenue                                        2,278       3,400
  Obligation to joint ventures, net                       2,072       7,156
  Current portion of long-term debt                         255         250
                                                     ----------   ---------
Total current liabilities                                38,162      52,948
                                                     ----------   ---------
Long-term debt, net of current portion                      241         324
                                                     ----------   ---------
                                                         38,403      53,272
                                                     ----------   ---------
Commitments and Contingencies

Stockholders' Equity:
 Common stock, $0.0001 par value;
  Authorized shares--850,000,000
   Issued and outstanding--136,262,793
    and 134,941,776 at March 31, 2001
    and December 31, 2000, respectively                      13         13
  Additional paid-in capital                            365,210    368,970
 Deferred compensation                                   (2,017)    (7,019)
 Accumulated deficit                                   (323,904)  (278,732)
                                                     ----------  ---------
    Total stockholders' equity                           39,302     83,232
                                                     ---------   ---------
                                                      $  77,705  $ 136,504
                                                      =========  =========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                                 BUY.COM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         Three Months Ended
                                                                 ------------------------------------
                                                                     March 31,          March 31,
                                                                       2001               2000
                                                                 ---------------      ---------------
                                                                             (unaudited)
 Net revenues                                                     $    124,601         $    207,616
 Cost of goods sold                                                    110,200              198,743
                                                                 ---------------      ---------------

 Gross profit                                                           14,401                8,873

 Operating expenses:
      Sales and marketing                                               13,190               24,520
      Product development                                                4,265                4,370
      General and administrative                                        12,324               11,682
      Restructuring charge                                              34,678                  -
                                                                 ---------------      ---------------
          Total operating expenses                                      64,457               40,572
                                                                 ---------------      ---------------

          Operating loss                                               (50,056)             (31,699)

 Other income (expense):
      Interest income                                                      701                1,388
      Other                                                                125                 (114)
                                                                 ---------------      ---------------
          Total other income (expense)                                     826                1,274
                                                                 ---------------      ---------------

 Net loss before equity in income (losses) of joint ventures           (49,230)             (30,425)

 Equity in income (losses) of joint ventures, net                        4,058               (2,421)
                                                                 ---------------      ---------------

 Net loss                                                         $    (45,172)        $    (32,846)
                                                                 ===============      ===============
 Net loss per share:
      Basic and diluted                                           $      (0.33)        $      (0.28)
                                                                 ===============       ==============
 Weighted average number of common
   shares outstanding:
      Basic and diluted                                            135,239,182          115,544,187
                                                                 ===============       ==============


 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Three Months Ended
                                                              -------------------------------
                                                              March 31, 2001   March 31, 2000
                                                              --------------   --------------
OPERATING ACTIVITIES
Net Loss                                                         $(45,172)        $(32,846)
Adjustments to reconcile net loss to cash used in operating
 activities:
   Depreciation                                                     1,498            1,079
   Amortization of deferred compensation and warrants               1,388            1,371
   Equity in (income) losses of joint ventures, net                (4,058)           2,421
   Amortization of goodwill and other intangibles                   2,805            2,957
   Non-cash restructuring charge                                   15,912              -
   Loss from the disposal of property and equipment                    13              161
   Changes in assets and liabilities:
   Accounts receivable                                              5,688           (4,078)
   Prepaid expenses and other current assets                       (1,335)          (5,503)
   Other noncurrent assets                                            250                8
   Accounts payable                                               (23,222)         (16,379)
   Other liabilities and accrued expenses                          14,407           (1,831)
   Deferred revenues                                               (1,122)           1,421
                                                                ----------       ----------
   Net cash used in operating activities                          (32,948)         (51,219)
                                                                ----------       ----------
INVESTING ACTIVITIES
  Redemption of marketable securities                               9,267              -
  Purchase of property and equipment                                 (412)          (3,632)
  Proceeds from sale of property and equipment                        -                456
  Investments in equity method investees                             (296)          (1,523)
                                                                ----------       ----------
   Net cash provided by (used in) investing activities              8,559           (4,699)
                                                                ----------       ----------
FINANCING ACTIVITIES
  Net proceeds from initial public offering                           -            192,305
  Repayments to stockholder                                           -             (5,000)
  Net proceeds from exercise of stock options                          24              856
  Repayments under line of credit and other obligations               (78)         (12,457)
                                                                ----------       ----------
   Net cash (used in) provided by financing activities                (54)         175,704
                                                                ----------       ----------
Net (decrease) increase in cash and cash equivalents              (24,443)         119,786
Cash and cash equivalents at beginning of period                   56,656           24,693
                                                                ----------       ----------
Cash and cash equivalents at end of period                       $ 32,213         $144,479
                                                                ==========       ==========
Supplemental cash flow information:
    Cash paid for interest                                       $      9         $  1,295
                                                                ==========       ==========
    Stock issued in connection with domain purchases             $    -           $    316
                                                                ==========       ==========
    Assumption of liabilities in connection with acquisition     $   (313)        $    -
                                                                ==========       ==========
    Net settlement of joint venture receivable                   $    730         $    -
                                                                ==========       ==========

 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  COMPANY BACKGROUND

     BUY.COM INC. and its subsidiaries, collectively (the "Company" or "BUY.COM"), is a multi-category Internet superstore, offering a selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance equipment, consumer electronics, wireless products and services and office supplies and products. Through ten online specialty stores, the Company offers products in a convenient, intuitive shopping interface that features extensive product information and multi-media presentations. The Company's e-commerce portal, www.buy.com, links all of the ten specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. BUY.COM uses a business model that includes outsourcing the majority of its operating infrastructure, such as distribution and fulfillment functions, customer service and support, credit card processing, and the hosting of the Company's system infrastructure and database servers.

     BUY.COM (formerly BuyComp, LLC and Buy Corp.) was organized in June 1997 and began offering products for sale through its web site in November 1997. From BUY.COM's inception through mid-November 1997, the Company had no sales. During this period, the Company's operating activities primarily involved the development of the necessary infrastructure and the original BuyComp.com web site. In August 1998, the Company changed its web site designation to www.buy.com.
-----------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

     The interim consolidated financial statements as of March 31, 2001 have been prepared by BUY.COM pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2001 may not be indicative of the results for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities. Cash and cash equivalents include restricted cash of $20.0 million as of March 31, 2001, and $27.0 million as of December 31, 2000.

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

     The Company receives activation commissions from wireless carriers for each new wireless phone subscription it sells. New subscription activation fees and commissions generally are fully refundable if the subscriber cancels service within the minimum period of continuous active service (generally 90 to 180 days). Under the modified terms of an agreement with a wireless carrier, certain activation commissions are due and payable to the Company at the time the subscription is executed. Revenue from activation fees and commissions is deferred until the deactivation period expires, except in the case of the contract mentioned above, in which case, revenue is recognized upon subscription.

     The Company believes it operates under one segment.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 1999 by SFAS No. 137 "Accounting for Derivative Instrument and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", and in June 2000 by SFAS No. 138 for "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes from fair value reflected in earnings. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 in January 2001. The effect of the adoption was immaterial to the Company's financial statements.

     On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 was adopted during the quarter ended December 31, 2000. The Company believes that its revenue recognition policies are in conformity with SAB No. 101.

     In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The consensus provides guidance on the income statement classification of costs that are incurred by a vendor to or on behalf of a customer in connection with the customer's purchase or promotion of the vendor's products. The consensus is effective for quarters beginning after December 15, 2001. Management believes the impact of the adoption of this consensus will be immaterial.

3.  BUSINESS ACQUISITIONS, DISPOSITIONS, AND INVESTMENTS

International Joint Ventures

     On March 7, 2001, the Company sold its interest in its United Kingdom joint venture for $4.0 million to the John Lewis Partnership, a large retailer in the United Kingdom. In connection with the sale, the Company applied its proceeds to the repayment of the Company's loan obligations to its joint venture partner. The income recorded in the line item "Equity in income (losses) of joint ventures, net" represents the Company's 50% share of joint venture losses that the Company recorded during 1999 and 2000. Upon sale, the Company's recorded losses in 1999 and 2000 were greater than the Company's liability required to fund such losses.

Restructuring Charge

     During the first quarter 2001, the Company initiated a restructuring of its business and implemented a new operating plan. The Company recorded a $34.7 million charge associated with such restructuring plan. The charge is substantially attributable to the impairment of goodwill associated with the BuyGolf acquisition of $13.1 million, payment of severance and benefits for the employees that were terminated during the first quarter of $2.1 million, the write off of certain assets of $2.8 million, the write off of contract and lease cancellation fees of $1.8 million and the remaining sponsorship fees related to the Buy.com Tour of $14.9 million, as the Company does not believe that any further benefits will be derived from its sponsorship agreement with the PGA Tour.

4.  MARKETABLE SECURITIES

     The Company's marketable securities, which consist primarily of high-quality short-to-intermediate-term securities are classified as available-for-sale and are reported at fair value. The cost of these securities approximate fair value; therefore, any unrealized gains or losses are immaterial.

5.  COMMITMENTS AND CONTINGENCIES

     On March 13, 2000 a class action suit was filed against the Company in the U.S. District Court for the Central District of California alleging that it collects, uses and discloses personally identifiable customer information to its third party advertising server and other advertisers without first informing its customers or seeking their permission in violation of several federal statutes. The complaint seeks damages of up to $10,000 per class member per violation, actual and punitive damages, restitution, attorneys' fees and costs plus injunctive and other equitable relief. On April 7, 2000 a companion lawsuit was filed in the Superior Court of the State of California, County of Orange alleging violations of state statutory and common law based upon the same facts and federal causes of action as alleged in the federal class action. The complaint seeks statutory damages of up to $5,000 per class member per violation, plus actual and punitive damages or restitution, attorneys' fees and costs and injunctive and other equitable relief. On April 25, 2000 a third class action suit was filed in the United States District Court for the Central District of California alleging violation of the same federal statutes as those in the federal class action filed on March 13, 2000. As with the first two class actions, the complaint alleges that the Company collects, uses and discloses personally identifiable information of its consumers without first informing them or obtaining their consent. The complaint seeks unspecified statutory damages, compensatory damages, punitive damages, attorneys' fees and costs, plus declaratory, injunctive and other equitable relief, including disgorgement of all profits and restitution of all monies acquired by means of any act or practice declared to be unlawful. The classes have not yet been certified in any of these actions and such actions are in their early stages.

     On February 28, 2001, the Company filed suit against the PGA Tour in federal district court, Central District of California, for breach of contract based on its Buy.com Tour sponsorship agreement with the PGA Tour. The Company claims that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of the Company's agreement. The Company is seeking rescission of its agreement, a return of its sponsorship fees, including those secured by a $17,000,000 letter of credit, and additional damages. In March 2001, the PGA Tour filed a counterclaim against the Company in the federal district court in the Central District of California. The counterclaim alleges that the Company breached its contract by declaring the sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of the Company's trademark, by breaching the confidentiality provisions of the sponsorship agreement and by taking action that adversely affects the goodwill of the Buy.Com Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees. The cases are in their early stages.

    Although the Company is not aware of any other material legal proceedings against it, the Company is from time to time subject to ordinary course litigation and disputes from its customers, employees and others.

6.  LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     The following represents the calculations for basic and diluted net loss per share (amounts in thousands, except share and per share data):

                                                       Three Months Ended
                                                ------------------------------
                                                  March 31,         March 31,
                                                    2001              2000
                                                ------------      ------------
                                                         (unaudited)
Basic and diluted:
Net loss                                        $    (45,172)     $    (32,846)
Weighted average common shares                   135,239,182       115,544,187
                                                ------------      ------------
Net loss per common share                       $      (0.33)     $      (0.28)
                                                ============      ============

7.  INCOME TAXES

     The Company incurred taxable losses for federal and state purposes for the three months ended March 31, 2001 and the three months ended March 31, 2000. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for certain state and local jurisdictions.

     At March 31, 2001, the Company has net operating loss carryforwards related to federal and state income taxes for which the Company has established a valuation allowance for the corresponding tax assets.

8.  STOCKHOLDERS' EQUITY

    Restricted Stock Program

     During the first quarter of 2001, the Company recorded a reversal of deferred compensation of approximately $2.5 million due to the termination of certain of its employees. The deferred compensation was related to restricted stock awards that were designated, and reserved for issuance subject to individual vesting schedules, for certain employees. The Company terminated the employment of approximately 115 employees during the first quarter 2001, and as a result, approximately 3.5 million shares that were reserved for issuance under the Company's Restricted Stock Program were forfeited by employees. The Company also incurred an additional expense of $269,000 related to the acceleration of the vesting schedules for two employees' restricted stock awards. The remaining deferred compensation charge related to the Company's Restricted Stock Program is approximately $1.2 million, which is being amortized using the straight-line method over the remaining seven quarters of vesting. As of March 31, 2001, approximately 1.8 million shares were reserved for issuance under the Restricted Stock Program.

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no deferred compensation charge is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. The Company records deferred compensation for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized over the vesting period of the individual options, which is generally 3 to 4 years.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements which include, but are not limited to, statements concerning our ability to operate the business to positive operating cash flow, the ability to successfully execute our operating plan, the need for additional capital, the ability to raise additional working capital on acceptable terms, the ability to retain key employees, management personnel and our Board of Directors, the ability to effectively transition a new management team, the ability to maintain the support of our distributor and vendor partners, the ability to maintain other key corporate relationships, the ability to achieve our revenue goals in light of softening demand for consumer products, projected revenues, expenses, gross profit and income and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth at the end of Part I,
Item 2 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and similar discussions in our other filings with the Securities and Exchange Commission ("SEC") discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

     BUY.COM is a multi-category Internet superstore that offers a broad selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance products, consumer electronics, office supplies and products, and wireless products and services at everyday low prices. BUY.COM was organized as a California limited liability company in June 1997 under the name BuyComp LLC and was incorporated in Delaware as Buy Corp. in August 1998. In November 1998, we changed our name to BUY.COM INC.

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

     Consistent with our merchandising strategy, we have raised prices on many of our products. We intend to continue these selective price increases, and as a result, may experience decreased sales volumes. For this reason, our ability to become and remain profitable depends upon our ability to maintain our net revenues and gross margins consistent with the assumptions underlying our operating plan. Over recent quarters we have not achieved revenue growth and in fact, we expect our net revenue for 2001 to be significantly less than our net revenue for the year ended December 31, 2000, and we cannot be certain that we will ever become profitable.

     To date, our sales of computer hardware and software products have accounted for the vast majority of our net revenues. Our sales of products in other categories constituted less than 20% of our net revenues for the three months ended March 31, 2001 and for the three months ended March 31, 2000. None of our other product categories individually constituted more than 10% of our net revenues during these periods. Product sales, including shipping and handling, accounted for 94.1% and 96.2% of net revenues for the three months ended March 31, 2001 and March 31, 2000, respectively.

     Shipping and handling net revenues were $5.4 million and $8.1 million for the three months ended March 31, 2001 and March 31, 2000, respectively.
Shipping and handling results are a direct function of our product sales and are an integral part of our merchandising and pricing strategy and may fluctuate based on promotional programs. Accordingly, we believe shipping and handling net revenues and the corresponding gross profit on these net revenues cannot be viewed independent of product sales and gross profit. The gross profit on our shipping and handling net revenues was $609,000 and $1.8 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

     We currently generate additional revenues from vendor co-op advertising as well as media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. These media advertising revenues are generally derived from short-term advertising contracts in which we typically guarantee a minimum number of advertising impressions to be delivered to users over a specified period of time for a fixed fee. In the cases where we guarantee a minimum number of advertising impressions, we defer a portion of the advertising revenues until the minimum number of impressions has been achieved. Advertising sales accounted for 6.9% and 4.9% of net revenues for the three months ended March 31, 2001 and March 31, 2000, respectively.

     Our net revenues are also net of coupon redemptions. Coupon redemptions result in a reduction of gross revenues in the period the coupons are redeemed by an amount equal to the value of the coupons redeemed. Coupon redemptions were $1.2 million, or 1.0% of net revenues, for the three months ended March 31, 2001 and $2.3 million, or 1.1% of net revenues, for the three months ended March 31, 2000.

     We have incurred significant losses since our inception and our cost of sales and operating expenses have increased dramatically. This trend reflects the costs associated with our increased efforts to promote the BUY.COM brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand our Web site and related transaction-processing systems. However, we initiated a restructuring plan in February 2001, and consistent with our plan, we have reduced our marketing budget, Web site development, and technology and operating infrastructure development. We still believe, however, that we will continue to incur substantial operating losses in the near term, and we may never achieve profitability.

RESULTS OF OPERATIONS

Net revenues

     Net revenues were $124.6 million and $207.6 million for the three months ended March 31, 2001 and 2000, respectively, representing a 40.0% decrease. We believe the decrease in net revenues is primarily attributable to decreased product sales as a result of the price increases on many of our products. We intend to continue selective price increases, and as a result, we may experience continued decreased sales volumes.

Gross  profit

     Gross profit is calculated as net revenue less the cost of sales which includes the cost of products sold, shipping costs, and the related distribution and fulfillment costs. Gross profits were $14.4 million and $8.9 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 62.3%. We believe the increase in gross profit was primarily due to the price increases on many of our product sales.

Sales and marketing expenses

     Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as credit card fees, outsourced customer service fees, and payroll associated with our advertising and marketing personnel.
Sales and marketing expenses were $13.2 million and $24.5 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of 46.2%. Sales and marketing expenses as a percentage of net revenues decreased to 10.6% for the three months ended March 31, 2001 as compared to 11.8% for the three months ended March 31, 2000. The decrease, both as a percentage of net revenues and in absolute dollars, was primarily attributable to the reduction of our advertising campaigns consistent with our restructuring plan implemented during the first quarter of 2001. We expect marketing and sales expenses to continue to decrease in absolute dollars as compared to the same periods in the previous year.

Product development expenses

     Product development expenses consist primarily of personnel and other expenses associated with developing and enhancing our Web site, as well as associated facilities and related expenses. Product development expenses were $4.3 million and $4.4 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of 2.4%. Product development expenses as a percentage of net revenues increased to 3.4% for the three months ended March 31, 2001 as compared to 2.1% for the three months ended March 31, 2000. The decrease in absolute dollars was primarily due to a decrease in outside consulting costs. We intend to continue to enhance our Web site and technology and information systems, however consistent with our restructuring plan, we expect product development expenses to decrease in absolute dollars as compared to the same periods in the previous year. Also, in accordance with authoritative guidance, certain costs are capitalized and amortized over the estimated useful lives of the applicable assets.

General and administrative expenses

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional fees, depreciation and amortization, and other general corporate expenses. General and administrative expenses were $12.3 million and $11.7 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 5.5%. General and administrative expenses as a percentage of net revenues increased to 9.9% for the three months ended March 31, 2001 as compared to 5.6% for the three months ended March 31, 2000. The increase was primarily attributable to increased professional expenses and other general corporate expenses. Consistent with our restructuring plan, we expect general and administrative expenses to decrease in absolute dollars, as compared to the same periods in the previous year, due to our staff reduction and our reduction of other general and corporate expenses.

Restructuring expense

     We incurred a restructuring expense of $34.7 million for the three months ended March 31, 2001 which was related to a one time charge associated with the restructuring of our business and the implementation of our new operating plan. The charge is primarily attributable to the impairment of the goodwill associated with the BuyGolf acquisition of $13.1 million, payment of severance and benefits for the employees that were terminated during the first quarter of $2.1 million, the write off of certain assets of $2.8 million, the write off of contract and lease cancellation fees of $1.8 million, and the remaining sponsorship fees related to the Buy.com Tour of $14.9 million, as we do not believe that any further benefits will be derived from the sponsorship with the PGA Tour.

Other income (expense)

     Total other income was $826,000 and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. The decrease was largely due to the decrease in interest income during the three months ended March 31, 2001 as a result of lower cash balances in our accounts.

Equity in income (losses) of joint ventures, net

     Equity in income (losses) of joint ventures, net, was $4.1 million and negative $2.4 million for the three months ended March 31, 2001 and 2000, respectively. During 2000, we decided to discontinue our joint venture in Australia, and in March 2001, we sold our United Kingdom joint venture. The income during the three months ended March 31, 2001 relates to the amounts previously expensed during 1999 and 2000 as our share of the operating losses for the joint venture, which upon the sale of the United Kingdom joint venture, was greater than the amount required to fund these joint ventures. The losses during the three months ended March 31, 2000 consisted of 50% of the losses of the international joint ventures and BuyTravel.com LLC during that period. The joint ventures were at an early stage of operations and were incurring net losses, which we recorded as an equity method investment.

Liquidity and Capital Resources

     As of March 31, 2001, our principal sources of liquidity consisted of $32.2 million of cash and $1.5 million of marketable securities compared to $56.7 million of cash and $10.8 million of marketable securities at December 31, 2000. As of March 31, 2001, approximately $20.0 million of our cash is characterized as restricted to secure our obligations under several letters of credit.

     Net cash used in operating activities was $32.9 million and $51.2 million for the three months ended March 31, 2001 and 2000, respectively. Net operating cash flows for the three months ended March 31, 2001 were primarily attributable to the net losses of $45.2 million partially offset by non-cash charges of $17.5 million related to depreciation and amortization, equity in income (losses) of joint ventures, and a non-cash restructuring charge, as well as $5.2 million of cash used in changes in operating assets and liabilities and the loss from the disposal of property and equipment. Cash used in changes in operating assets and liabilities is primarily a function of a decrease in our accounts payable, an increase in prepaid expenses and a decrease in deferred revenues, offset by a decrease in accounts receivable and an increase in other liabilities and accrued expenses relating to our restructuring accrual. Net operating cash flows for the three months ended March 31, 2000 were primarily attributable to the net losses, an increase in accounts receivable, an increase in prepaid expenses and other current assets, and a decrease in accounts payable, other liabilities and accrued expenses, partially offset by non-cash depreciation and amortization and an increase in deferred revenues.

     Net cash provided by investing activities was $8.6 million for the three months ended March 31, 2001 and primarily consists of the redemption of marketable securities offset by purchases of property and equipment and cash paid for investments in equity method investees. Net cash used in investing activities for the three months ended March 31, 2000 was $4.7 million and primarily consisted of purchase of property and equipment and cash paid for investments in equity method investees, partially offset by the proceeds from the sale of property and equipment.

     Net cash used in financing activities was $54,000 for the three months ended March 31, 2001 and primarily consists of repayments under credit obligations offset by proceeds from the exercise of stock options. Net cash provided by financing activities was $175.7 million for the three months ended March 31, 2000 as a result of the net proceeds from our initial public offering in February 2000 and proceeds from the exercise of stock options, partially offset by the repayment of our credit facility and a promissory note to a stockholder.

     As of March 31, 2001, our principal commitments consisted primarily of obligations in connection with our capital and operating leases. We also have a commitment for the sponsorship of the buy.com TOUR, pursuant to which we have secured a $14.9 million letter of credit. Pursuant to the terms of the letter of credit, the PGA TOUR may draw upon such remaining balance in May 2001.

     In March 2001, we sold our interest in our United Kingdom joint venture to the John Lewis Partnership. We incurred minimal costs associated with the sale of such joint venture. In November 2000, we also terminated our Australian joint venture and incurred only minimal costs associated with such termination.

     In 1999 and 2000, we focused significant efforts and financial resources on sales and marketing activities to build our brand, increase customer traffic to our Web site and enhance our customer loyalty. We also committed significant financial resources to the development of our Web site, transaction processing systems and network infrastructure. However, during the first quarter in 2001, we initiated a restructuring of our business and implemented a new operating plan designed to accelerate our ability to achieve positive operating cash flow. As part of the plan, we significantly reduced the size of our workforce and made further expense reductions for the business in the areas of marketing and advertising, product development and general and administrative. Our new operating plan also requires us to refine our gross margin strategy and continue to increase prices on many of our products. As a result, we expect that our sales volumes for 2001 will be significantly less than our sales volumes for 2000.

     As a result of our new operating plan and financial model, we expect our current cash balances will be sufficient to meet our cash needs for the next 12 months. However, there can be no assurance that we will not need to raise additional working capital sooner than otherwise expected, and we may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund our operations. We currently do not have any commitments for additional financing and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. We have also received a notice from the Nasdaq National Market that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, we have 90 calendar days, or until May 31, 2001, to regain compliance with this requirement or be delisted from trading. If our common stock were delisted from the Nasdaq National Market, the ability of any potential or future investors to achieve liquidity from our common stock would be severely limited and will inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

RISK FACTORS

     Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operation could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We must successfully execute our new operating plan to achieve profitability without having to raise additional working capital

     In early 2001, we initiated a restructuring of our business and implemented a new operating plan designed to accelerate our ability to achieve positive operating cash flow without the need for additional working capital. As part of the new operating plan, we significantly reduced the size of our workforce and made further significant expense reductions for the business in the areas of marketing and advertising, product development and general and administrative. To successfully execute against our operating plan, we must adhere to our expense reductions and work to achieve the revenue and gross margin targets incorporated as underlying assumptions to our operating plan. If we are unable to manage our operating expenses and increase our gross margins, without experiencing significant deterioration in our projected sales volumes, we will be unable to achieve positive operating cash flow. Further, we have significantly reduced our marketing and advertising budget for 2001, and we cannot guarantee that we will be able to maintain the visitor traffic levels, visitor conversion rates, customer purchase activity and the general brand awareness that we have had in the past. Our ability to achieve our annual and quarterly revenue and gross margin goals could also be negatively impacted by the softening consumer demand for technology and entertainment products, as well as the weakening general economic conditions and decreasing consumer confidence.

     Our new operating plan is based on assumptions made by management regarding various revenue, gross margin and operating expense items. We cannot guarantee that the assumptions that we have relied upon in developing our operating plan will be accurate, or that future events or results will conform to our expectations or assumptions. If our assumptions are inaccurate, or our expectations prove to be erroneous in light of future events, or if we are unable to maintain the support of our vendors, distributors, third party advertisers and other key corporate relationships regardless of the success of our new operating plan, we will need to raise additional working capital before we achieve positive operating cash flow. We currently do not have any commitments for additional financing, and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our operations and our business could fail.

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

Our common stock is likely to be delisted from the Nasdaq National Market

     We have received a notice from the Nasdaq National Market that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided us with 90 calendar days, or until May 31, 2001, to regain compliance with this requirement or be delisted from trading. If we are unable to regain compliance with this requirement during this time period, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, our securities will be delisted from trading by the Nasdaq National Market. In this instance, trading in shares of our common stock would decrease substantially or cease altogether, the market price of our common stock may decline further, and you may lose some or all of your investment.

We have incurred substantial losses and we may continue to incur losses for the foreseeable future

     We have not achieved profitability since our inception, and we incurred net losses of $45.2 million and $32.8 million for the quarters ended March 31, 2000 and 2001, respectively. Although we recently initiated a restructuring of our business designed, in part, to significantly reduce costs in a number of areas, we expect to continue to incur substantial costs and expenses related to:

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

     Further, because we sell many of our products at very competitive prices, we have low and sometimes negative gross margins on our product sales. Our ability to become profitable depends on, among other things:

   - our ability to generate and sustain net sales, consistent with the assumptions underlying our new operating plan, with improved gross margins;

   -  our ability to maintain reasonable operating expense levels;

   -  our ability to generate significant advertising revenue; and

   -  our ability to provide other higher margin products and services.

     If we are unable to manage and reduce our operating expenses and costs, while at the same time increasing our gross margins and without experiencing a significant deterioration in our sales volumes, we will be unable to achieve positive operating cash flow. If we do not achieve positive operating cash flow in a timely manner that is consistent with our operating plan, our business could fail.

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

     Our future success also depends on our ability to provide timely and accurate order fulfillment. We depend on Ingram Micro to process and ship substantially all of the computer hardware and software products that we sell to our customers. However, we have limited control over their shipping and processing procedures. Ingram Micro's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, physical and electronic break-ins, earthquakes and similar events. We do not carry sufficient business interruption insurance to compensate us for losses that could occur as a result of Ingram Micro's inability to perform for any reason.

We are dependent on several third party providers to fulfill a number of our retail functions. If these parties are unwilling or unable to continue providing services to us, our business could be seriously harmed

     We are currently dependent on our distribution and fulfillment providers to manage inventory, process orders and distribute products to our customers in a timely manner. In addition to our contract with Ingram Micro for computer hardware and software products and for the fulfillment of our consumer electronics products, we have supply and distribution contracts with Ingram Entertainment Inc. for videos, DVDs and games, Direct Source Distributing, Inc. for our clearance products, Valley Media, Inc. for music products, Global Trade, Inc. and DBL Distributing, Inc. for consumer electronics products and United Stationers Supply Co. for office products and supplies. We do not have long-term agreements with any of these third parties. We purchase all of our books from the Ingram Book Company, which are shipped and processed by Ingram Fulfillment Services, Inc. We are also dependent on various supply and fulfillment partners, including Brightpoint, Inc., and various wireless service providers for the products and services offered in our wireless store. If we do not maintain our existing relationships with these providers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at low prices, and customers may refuse to shop at our online store. In addition, manufacturers may decide, for reasons outside our control, not to offer particular products for sale on the Internet. Other manufacturers have chosen not to authorize any Internet resellers or Internet resellers without a traditional "brick and mortar" retail store. If we are unable to supply products to our customers, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business will suffer severely.

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

  -  cause customer dissatisfaction; or

  -  damage our reputation.

     We have experienced brief computer system interruptions in the past, and these interruptions may recur. In the future, we may need to expand and upgrade our technology, transaction processing systems and network infrastructure significantly. We may not be able to make timely upgrades to our systems and infrastructure to accommodate the number of customers visiting our Web site.

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

Our business model is new and unproven, and we may not be able to achieve profitability

     We are subject to risks due to the unproven and evolving nature of our business model and aggressive pricing strategy. The success of our business model depends on the volume of customers that visit our Web site and purchase our products, as well as our ability to generate significant online advertising revenues. To this end, we have worked hard to build our brand name and enhance our customer loyalty by selling our products at extremely low prices and maintaining very low, and sometimes negative, gross margins on our product sales. We have implemented various strategies to improve our gross margins, including raising prices on many of the products we sell. Raising the prices on our merchandise could cause product sales to decline. If the amount of traffic to our Web site decreases due to price increases, a reduced marketing budget, a weakening demand for technology and entertainment products or otherwise, we may become less attractive to our current and potential advertisers. As a result, our margins and advertising revenues may decline.

     Our ability to achieve profitability also depends on our ability to effectively manage our operating costs. To this end, we have implemented a restructuring plan that requires less headcount to operate our business, less resources dedicated to the development of our system infrastructure, operating systems and other capital expenditures and a more efficient use of the resources dedicated to marketing and promoting our Web site. If we are unable to manage our operating expenses, while at the same time increasing our gross margins, and without experiencing a significant deterioration in our sales volumes, we will be unable to achieve profitability. Further, since our new operating plan requires significantly less resources focused on the operation of our business, we may not be able to achieve high levels of customer satisfaction, and consequently, we may lose existing and potential customers.

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

     Our marketing budget has been significantly reduced as a result of our effort to achieve positive operating cash flow. We cannot be certain that our reduced marketing budget will successfully drive customer acquisition or that this allocation of resources will provide additional revenues equal to this dedication of our resources. If we fail to promote and maintain our brand, or if we incur excessive expenses attempting to promote and maintain our brand, our business may suffer.

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

  - technical difficulties, system downtime, power outages or Internet brownouts;

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

     We believe that the primary competitive factors in the online market include brand recognition, price, product selection, ease of use, customer service, available content and value added services. We currently compete with a variety of online vendors that specialize in computer hardware and software products, as well as those who sell books, music, videos, DVDs and other entertainment products, consumer electronics, office supplies and products and wireless products and services. Moreover, all of the products we sell in our online stores are typically available from traditional retailers. Consequently, we must compete with companies in the online commerce market as well as the traditional retail industry.

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

     SOFTBANK and its affiliates own approximately 28% of our outstanding stock as of March 31, 2001. In addition, as a result of a voting trust agreement with our largest stockholder, approximately 44% of our stock outstanding as of March 31, 2001 must be voted by the trustees to mirror the voting of all shares that are not subject to the terms of the voting trust agreement on significant stockholder actions, as defined in the voting trust agreement. On routine stockholder actions, the trustees have the discretion to vote the trust shares in any manner determined by a majority of the trustees. Because SOFTBANK and its affiliates will control a majority of the shares not subject to the voting trust, they will effectively control the votes of approximately 72% of our common stock on significant corporate actions and 28% on routine corporate governance matters as of March 31, 2001. This control by SOFTBANK and its affiliates could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

If we are unable to successfully manage the transition from the leadership of our founder, our business could suffer

     In the fall of 1999, Scott A. Blum, our founder, majority stockholder and former Chief Executive Officer and Chairman, resigned from our Board of Directors, deposited all of his shares of our common stock into a voting trust, and withdrew from participation in our management, business and operations. Mr. Blum had previously resigned as our Chief Executive Officer and terminated his employment with us in March 1999. As of March 31, 2001, Mr. Blum's shares represented approximately 44% of our outstanding capital stock. Prior to leaving the company, Mr. Blum was primarily responsible for conceiving, developing and implementing our business model and recruiting our Board of Directors and our management team. In addition, Mr. Blum was directly involved in the creation, development and implementation of our corporate image and advertising strategy. If we are unable to successfully transition our leadership while maintaining the support of Mr. Blum within the limits of the voting trust, our business could suffer.

Our stock price may be volatile and has recently declined in a significant way

     The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

  - variations in our operating results, such as our inability to meet our estimated revenue targets for the quarters ended June 30, 2000, September 30, 2000, December 31, 2000 and March 31, 2001;

  -  the delisting of our common stock from the Nasdaq National Market;

  -  our ability, or inability, to raise additional working capital;

  - announcements of technological innovations, new services or product lines by us or our competitors;

  -  changes in our business model and operating strategies;

  -  our ability to attract and retain members to our Board of Directors

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

     From February 8, 2000 (the first day of public trading of our common stock), through March 31, 2001, the high and low sales prices for our common stock fluctuated between $27.50 and $0.22. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the price of our common stock to fall.

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

                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In March 1999, a class action suit was filed against us in the Orange County, California Superior Court alleging breach of contract, fraud and violation of consumer protection laws based on an error in the pricing of a computer monitor that was offered for sale on our Web site. Shortly thereafter in March 1999, a similar class action case was filed in Camden County, New Jersey. Both actions claimed that we intentionally mispriced the monitors as a scheme to cause more people to visit our site. Plaintiffs also claimed that we attempted the same scheme with other products. The plaintiffs were seeking compensatory and punitive damages in addition to injunctive relief. Neither action set forth the amount of damages sought by the plaintiffs. In September 2000, we received preliminary approval from the Orange County Superior Court to settle both lawsuits for an aggregate of $575,000. The New Jersey case has been dismissed and may only be reinstated if final court approval is not given by the Orange County Superior Court. We received final approval from the court on December 15, 2000 and the entire settlement amount was covered by our insurance carrier.

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

     On February 28, 2001, we filed suit against the PGA Tour in federal district court, Central District of California, for breach of contract based on our Buy.com Tour sponsorship agreement with the PGA Tour. We claim that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of our agreement. We are seeking rescission of our agreement, a return of our sponsorship fees, including those secured by a $17,000,000 letter of credit, and additional damages. In March 2001, the PGA Tour filed a counterclaim against us in the federal district court in the Central District of California. The counterclaim alleges that we breached our contract with them by declaring our sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of our trademark, by breaching the confidentiality provisions of our agreement with them and by taking action that adversely affects the goodwill of the Buy.Com Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees. The cases are in their early stages.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds from Sales of Registered Securities. On February 11, 2000, we completed an initial public offering (the "Offering") of our common stock, $0.0001 par value. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-89737) that was declared effective by the SEC on February 7, 2000. All 16,100,000 shares of common stock registered under the Registration Statement (including 2,100,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $13.00 per share. After deducting the underwriting discounts and commissions and Offering expenses, we received net proceeds from the Offering of approximately $192.1 million. As of March 31, 2001, we had used approximately $158.4 million of the net proceeds from the Offering for capital expenditures associated with system upgrades and expansion, marketing activities, including our sponsorship of the buy.com Tour, repayment of certain indebtedness, investments in our joint ventures, and to fund operating losses and for working capital all as described elsewhere in this report. Except for the repayment of a $5.0 million debt to The Scott A. Blum Separate Property Trust, none of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of our or their associates, persons owning 10% or more of any class of equity securities, or an affiliate of ours, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    2.1 Share Purchase Agreement dated March 7, 2001 by and between Buy.Com Inc. and JLP Victoria Limited

    10.1* Supply and Fulfillment agreement between Buy.Com Inc. and Direct Source Distributors, Inc. dated March 19, 2001

    10.2* Technology and Trademark License Agreement dated March 7, 2001 by and between Buy.Com Inc., and JLP Victoria Limited

    10.3 Deed of Covenant dated March 7, 2001 by and between Buy.com, Inc., Buy.com Limited and JLP Victoria Limited

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

                                 BUY.COM INC.
                                 (Registrant)



                                 By: /s/ ROBERT R. PRICE
                                    --------------------------------------------
                                    Robert R. Price
                                    Chief Financial Officer (principal financial
                                    and accounting officer)


Dated:  May 14, 2001

                                 EXHIBIT INDEX

    Exhibit Number               Description

A.  Exhibits

    2.1 Share Purchase Agreement dated March 7, 2001 by and between Buy.Com Inc. and JLP Victoria Limited

    10.1* Supply and Fulfillment agreement between Buy.Com Inc. and Direct Source Distributors, Inc. dated March 19, 2001

    10.2* Technology and Trademark License Agreement dated March 7, 2001 by and between Buy.Com Inc., and JLP Victoria Limited

    10.3 Deed of Covenant dated March 7, 2001 by and between Buy.com, Inc., Buy.com Limited and JLP Victoria Limited

* Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2 these confidential portion have been omitted from this exhibit and filed separately with the Commission.


B.  Reports on Form 8-K

    None.