Form 10-Q
period 2001-06-30
BUY COM INC
filed 2001-08-20
CIK 1097070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

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

                           Yes    X     No
                              --------    --------

The number of shares outstanding of the Registrant's Common Stock, par value $0.0001, as of August 2, 2001 was 136,845,272.

                                     INDEX
                                     -----

PART I       FINANCIAL INFORMATION                                                                      Page
----------------------------------                                                                     -------

Item 1.      Consolidated Financial Statements.....................................................         1

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations............................................................................         9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................        25

PART II      OTHER INFORMATION
------------------------------

Item 1.      Legal Proceedings.....................................................................        26

Item 2.      Changes in Securities and Use of Proceeds.............................................        27

Item 3.      Defaults Upon Senior Securities.......................................................        27

Item 4.      Submission of Matters to a Vote of Security Holders...................................        27

Item 5.      Other Information.....................................................................        27

Item 6.      Exhibits and Reports on Form 8-K......................................................        27

             A.  Exhibits..........................................................................        27

             B.  Reports on Form 8-K...............................................................        27

Signatures.........................................................................................        28

          In this report, "BUY.COM," the "Company," "we," "us" and "our" collectively refers to BUY.COM INC. and its subsidiaries.

                                 BUY.COM INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                      ASSETS
                                                              June 30,    December 31,
                                                                2001         2000
                                                             ---------    ------------
Current Assets:
 Cash and cash equivalents, including
    restricted cash of $2,098 and $27,000                    $  14,474        $ 56,656
 Marketable securities                                             -            10,769
 Accounts receivable, net of allowances of $2,522 and $2,813    10,134          19,424
 Prepaid expenses and other current assets                       8,577           7,141
                                                             ---------    ------------
       Total current assets                                     33,185          93,990
                                                             ---------    ------------
Property and equipment, net                                     12,833          18,500
Intangibles, net                                                 6,681          23,622
Other noncurrent assets                                            111             392
                                                             ---------    ------------
                                                             $  52,810        $136,504
                                                             =========    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                            $  11,814        $ 38,682
 Other liabilities and accrued expenses                          4,567           3,460
 Deferred revenue                                                2,129           3,400
 Obligation to joint ventures, net                                 -             7,156
 Current portion of long-term debt                                 255             250
                                                             ---------    ------------
       Total current liabilities                                18,765          52,948
                                                             ---------    ------------

Long-term debt, net of current portion                             196             324
                                                             ---------    ------------
                                                                18,961          53,272
Commitments and Contingencies (Note 6)
Stockholders' Equity:
 Common stock, $0.0001 par value;
  Authorized shares - 990,000,000
   Issued and outstanding--136,832,794 and 134,941,776
   at June 30, 2001 and December 31, 2000, respectively             13              13
 Additional paid-in capital                                    364,887         368,970
 Deferred compensation                                          (1,401)         (7,019)
 Accumulated deficit                                          (329,650)       (278,732)
                                                             ---------    ------------
       Total stockholders' equity                               33,849          83,232
                                                             ---------    ------------
                                                             $  52,810       $ 136,504
                                                             =========    ============


        The accompanying notes are an integral part of these consolidated balance sheets.

                                 BUY.COM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                           Quarter Ended June 30,        Six Months Ended June 30,
                                            2001            2000            2001            2000
                                        -------------   ------------    ------------    ------------
Net revenues                            $     94,863    $    193,199    $    219,464    $    400,815
Cost of goods sold                            83,720         181,442         193,920         380,185
                                        -------------   ------------    ------------    ------------

Gross profit                                  11,143          11,757          25,544          20,630

Operating expenses:
    Sales and marketing                        8,600          22,019          21,790          46,539
    Product development                        1,690           5,785           5,955          10,155
    General and administrative                 8,206          11,997          20,530          23,679
    Restructuring charge                         -               -            34,678             -
                                        -------------   ------------    ------------    ------------
     Total operating expenses                 18,496          39,801          82,953          80,373
                                        -------------   ------------    ------------    ------------

     Operating loss                           (7,353)        (28,044)        (57,409)        (59,743)

Other income (expense):
    Interest income                              354           2,312           1,055           3,700
    Other                                         12            (708)            137            (822)
                                        -------------   ------------    ------------    ------------

     Total other income (expense)                366           1,604           1,192           2,878
                                        -------------   ------------    ------------    ------------

Net loss before equity in income
 (losses) of joint ventures                   (6,987)        (26,440)        (56,217)        (56,865)

Equity in income (losses) of joint
 ventures, net                                 1,241          (7,194)          5,299          (9,615)
                                        -------------   ------------    ------------    ------------

Net loss                                $     (5,746)   $    (33,634)   $    (50,918)   $    (66,480)
                                        =============   ============    ============    ============

Net loss per share:
 Basic and diluted                      $      (0.04)   $      (0.26)   $      (0.37)   $      (0.54)

Shares used in computation of basic
 and diluted loss per share              136,579,611     131,226,802     135,904,623     123,385,494

                The accompanying notes are an integral part of
                        these consolidated statements.

                                  BUY.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Six Months Ended June 30,
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES
Net Loss                                                      $(50,918)   $(66,480)
Adjustments to reconcile net loss to cash
    used in operating activities:
  Depreciation                                                   2,848       2,363
  Amortization of deferred compensation and warrants             1,851       1,882
  Equity in (income) losses of joint ventures, net              (5,299)      9,615
  Amortization of goodwill and other intangibles                 4,170       5,813
  Non-cash restructuring charge                                 15,912         -
  Loss from the disposal of property and equipment                  13         906
  Changes in assets and liabilities:
   Accounts receivable                                           8,477      (6,239)
   Prepaid expenses and other current assets                    (1,778)     12,592
   Other noncurrent assets                                         281         236
   Accounts payable                                            (26,868)    (11,492)
   Other liabilities and accrued expenses                          827      (1,127)
   Deferred revenues                                            (1,271)      1,248
                                                              --------    --------
   Net cash used in operating activities                       (51,755)    (50,683)
                                                              --------    --------

INVESTING ACTIVITIES
 Net redemption(purchases) of marketable securities             10,769     (11,042)
 Purchase of property and equipment                                (22)     (5,422)
 Proceeds from sale of property and equipment                      -         1,853
 Investments in equity method investees                         (1,077)     (5,525)
                                                              --------    --------
  Net cash provided by (used in) investing activities            9,670     (20,136)
                                                              --------    --------
FINANCING ACTIVITIES
 Net proceeds from initial public offering                         -       192,226
 Repayments to stockholder                                         -        (5,000)
 Net proceeds from exercise of stock options                        26         863
 Repayments under line of credit and other obligations            (123)    (12,512)
                                                              --------    --------
  Net cash (used in) provided by financing activities              (97)    175,577
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents           (42,182)    104,758

Cash and cash equivalents at beginning of period                56,656      24,693
                                                              --------    --------
Cash and cash equivalents at end of period                    $ 14,474    $129,451
                                                              ========    ========
Supplemental cash flow information:

     Cash paid for interest                                   $     25    $  1,343
                                                              ========    ========
     Stock issued in connection with domain purchases         $    -      $    316
                                                              ========    ========
     Assumption of liabilities in connection with acquisition $   (313)   $    -
                                                              ========    ========
     Net settlement of joint venture receivable               $    730    $    -
                                                              ========    ========

       The accompanying notes are an integral part of these consolidated statements.

                                  BUY.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   COMPANY BACKGROUND

     BUY.COM INC. and its subsidiaries, collectively (the "Company" or "BUY.COM"), is a multi-category Internet superstore, offering a selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance equipment, consumer electronics, wireless products and services and office supplies. Through ten online specialty stores, the Company offers products in a convenient, intuitive shopping interface that features extensive product information and multi-media presentations. The Company's e-commerce portal, www.buy.com, links all of the ten specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. BUY.COM uses a business model that includes outsourcing the majority of its operating infrastructure, such as distribution and fulfillment functions, customer service and support, credit card processing, and the hosting of the Company's system infrastructure and database servers.

     BUY.COM (formerly BuyComp, LLC and Buy Corp.) was organized in June 1997 and began offering products for sale through its web site in November 1997. From BUY.COM's inception through mid-November 1997, the Company had no sales. During this period, the Company's operating activities primarily involved the development of the necessary infrastructure and the original BuyComp.com web site. In August 1998, the Company changed its web site designation to www.buy.com.
-----------

2.   BASIS OF PRESENTATION

     These financial statements were prepared based on the assumption that the Company will continue as a going concern. In June 2001, the Company's credit card processor (the "Processor") notified the Company that it intended to discontinue its processing relationship with the Company as of September 1, 2001. Since over 90% of the Company's revenue is derived from credit card transactions, if the Company is unable to secure a new credit card processing relationship on acceptable terms, it is not likely that it would be able to continue as a going concern (see Note 10).

     On August 10, 2001, the Company signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, its founder. The merger is subject to the approval of the Company's stockholders and other closing conditions. If the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. However, because many of the closing conditions are beyond the Company's control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If the Company is unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that the Company would be able to continue as a going concern (see Note 10).

     In connection with the execution of the merger agreement, the Company also entered into a credit agreement and a security agreement with a trust controlled by Scott A. Blum, pursuant to which it has access to a $4,000,000 line of credit and up to an additional $5,000,000 to establish standby letters of credit for the benefit of distributor and vendor partners. The security agreement grants the Blum trust a security interest in substantially all of the Company's assets to secure payment and performance of its obligations under the credit agreement. In the event the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable, and the Company will need to obtain additional financing or complete another merger or sale transaction to repay its indebtedness in order to continue as a going concern. If the Company is unable to repay its indebtedness under this credit facility, the Blum trust may foreclose on substantially all of the Company's assets (see Note 10).

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

     The interim consolidated financial statements as of June 30, 2001 have been prepared by BUY.COM pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and six month period ended June 30, 2001 may not be indicative of the results for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities. Cash and cash equivalents include restricted cash of $2.1 million as of June 30, 2001, and $27.0 million as of December 31, 2000.

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

     The Company receives activation commissions from wireless carriers for each new wireless phone subscription it sells. New subscription activation fees and commissions generally are fully refundable if the subscriber cancels service within the minimum period of continuous active service (generally 90 to 180 days). The Company recognizes net commission revenue from activation fees and commissions when the subscription is activated. The Company provides an allowance for deactivation which is based on historical experience.

     The Company believes it operates under one segment.

Recent Accounting Pronouncements

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. Management has not determined the amount of impairment, if any, that would be required upon adoption.

4.   BUSINESS ACQUISITIONS, DISPOSITIONS, AND INVESTMENTS

International Joint Ventures

     On March 7, 2001, the Company sold its interest in its United Kingdom joint venture for $4.0 million to the John Lewis Partnership, a large retailer in the United Kingdom. In connection with the sale, the Company applied its proceeds to the repayment of the Company's loan obligations to its joint venture partner. The income recorded in the line item "Equity in income (losses) of joint ventures, net" represents the Company's 50% share of joint venture losses that
the Company recorded during 1999 and 2000.   The Company's recorded losses in
1999 and 2000 were greater than the Company's liability required to fund such losses. On May 23, 2001, the Company made a final payment of $780,000 for their remaining obligation to their Australian joint venture partner. As of June 30, 2001, the Company has no further obligations with any of its joint venture partners.

Restructuring Charge

     During the first quarter 2001, the Company initiated a restructuring of its business and implemented a new operating plan. The Company recorded a $34.7 million charge associated with such restructuring plan. The charge is substantially attributable to the impairment of goodwill associated with the BuyGolf acquisition of $13.1 million, payment of severance and benefits for the employees that were terminated during the first quarter of $2.1 million, the write off of certain assets of $2.8 million, the write off of contract and lease cancellation fees of $1.8 million and the remaining sponsorship fees related to the Buy.com Tour of $14.9 million, as the Company does not believe that any further benefits will be derived from its sponsorship agreement with the PGA Tour. As of June 30, 2001, the restructuring accrual is $1.3 million, which primarily relates to the Company's contractual and lease obligations.

5.   MARKETABLE SECURITIES

     The Company's marketable securities, which consist primarily of high-quality short-to-intermediate-term securities are classified as available-for-sale and are reported at fair value. The cost of these securities approximate fair value; therefore, any unrealized gains or losses are immaterial.

6.   COMMITMENTS AND CONTINGENCIES

     On March 13, 2000 a class action suit was filed against the Company in the U.S. District Court for the Central District of California alleging that the Company collected, used and disclosed personally identifiable customer information to their third party advertising server and other advertisers without first informing customers or seeking their permission in violation of several federal statutes. The complaint sought damages of up to $10,000 per class member per violation, actual and punitive damages, restitution, attorneys' fees and costs plus injunctive and other equitable relief. On April 7, 2000 a companion lawsuit was filed in the Superior Court of the State of California, County of Orange alleging violations of state statutory and common law based upon the same facts and federal causes of action as alleged in the federal class action. The complaint sought statutory damages of up to $5,000 per class member per violation, plus actual and punitive damages or restitution, attorneys' fees and costs and injunctive and other equitable relief. On April 25, 2000 a third class action suit was filed in the United States District Court for the Central District of California alleging violation of the same federal statutes as those in the federal class action filed on March 13, 2000. As with the first two class actions, the complaint alleged that the Company collected, used and disclosed personally identifiable information of consumers without first informing them or obtaining their consent. The complaint sought unspecified statutory damages, compensatory damages, punitive damages, attorneys' fees and costs, plus declaratory, injunctive and other equitable relief, including disgorgement of all profits and restitution of all monies acquired by means of any act or practice declared to be unlawful. The Company reached a global settlement for the cases on June 26, 2001 that involves certain changes to the Company's privacy practices and the payment of $400,000 in attorney fees which was paid for by the Company's insurance carrier. The lawsuits were dismissed with prejudice in July 2001.

     On February 28, 2001, the Company filed suit against the PGA Tour in federal district court, Central District of California, for breach of contract based on its Buy.com Tour sponsorship agreement with the PGA Tour. The Company claims that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of the Company's agreement. The Company is seeking rescission of its agreement, a return of its sponsorship fees, including those secured by a $17,000,000 letter of credit, and additional damages. In March 2001, the PGA Tour filed a counterclaim against the Company in the federal district court in the Central District of California. The counterclaim alleges that the Company breached its contract by declaring the sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of the Company's trademark, by breaching the confidentiality provisions of the sponsorship agreement and by taking action that adversely affects the goodwill of the Buy.Com Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees. Discovery is underway and a trial is set for December 4, 2001.

     On July 11, 2001, a class action complaint, titled Joel Abrams v. BUY.COM, was filed against the Company alleging violations of the federal securities laws by the Company, certain of its officers and/or directors, and the Company's underwriters that participated in the IPO process. Since July 11, 2001, several other similar class action complaints have been filed against the Company including: Richard Taylor v. BUY.COM (filed July 23, 2001), Robert Berkowitz v. BUY.COM (filed July 16, 2001), Rutherford Dawson v. BUY.COM (filed August 1,
2001), Haas v. BUY.COM (filed August 15, 2001) and Goodman Espstein v. BUY.COM (filed August 10, 2001). Each of the class actions were filed in the United States District Court, Southern District of New York on behalf of purchasers of BUY.COM securities during the period between February 7, 2000 and December 6, 2000. The complaints allege that the Company's prospectus was materially false and misleading because it failed to disclose, among other things, that the Company's underwriters had solicited and received excessive and undisclosed commissions from certain investors. The lawsuits also allege that the underwriters engaged in actions that artificially inflated the price of the
stock.   Greg Hawkins and Mitch Hill have been named as defendants in each of these cases in connection with their capacity as former officers and/or directors of the Company. Mr. Hawkins and Mr. Hill have indemnification agreements with the Company. The Company believes that other similar cases may have been filed against the Company that are not yet known to it. As of the date of this quarterly report, the Company has not yet responded to any of these complaints and each case is in its early stage.

     Several former employees of the Company have incurred adverse tax consequences as a result of their exercise of non-qualified stock options. One of such employees has filed suit against the Company claiming that the Company misrepresented the nature of the options and therefore should be responsible for the adverse tax consequences. Another employee has provided a written demand to the Company for relief from the adverse tax consequences incurred by such employee. The Company could receive similar demands from other similarly situated employees in the future.

     Management is unable to determine or predict the outcome of the above litigation or its impact on the Company's financial condition or results of operation. Accordingly, the Company has not recorded a provision for these matters in its financial statements.

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

     The following represents the calculations for basic and diluted net loss per share (amounts in thousands, except share and per share data):


                                        Quarter Ended                  Six Months Ended
                                 ----------------------------    ----------------------------
                                   June 30,        June 30,        June 30,        June 30,
                                     2001            2000            2001            2000
                                 ------------    ------------    ------------    ------------
                                         (unaudited)                       (unaudited)
Basic and diluted:
Net loss                         $     (5,746)   $    (33,634)   $    (50,918)   $    (66,840)
Weighted average common shares    136,579,611     131,226,802     135,904,623     123,385,494
                                 ------------    ------------    ------------    ------------
Net loss per common share        $      (0.04)   $      (0.26)   $      (0.37)   $      (0.54)
                                 ------------    ------------    ------------    ------------


     All of the Company's stock options and warrants are excluded from diluted loss per share since their effect is antidilutive.

8.   INCOME TAXES

     The Company incurred taxable losses for federal and state purposes for the quarter and six month period ended June 30, 2001 and quarter and six month period ended June 30, 2000. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for certain state and local jurisdictions.

     At June 30, 2001, the Company has net operating loss carryforwards related to federal and state income taxes for which the Company has established a full valuation allowance for the corresponding tax assets.

9.   STOCKHOLDERS' EQUITY

     Restricted Stock Program

     During the first quarter of 2001, the Company recorded a reversal of deferred compensation of approximately $2.5 million due to the termination of certain of its employees. The deferred compensation was related to restricted stock awards that were designated, and reserved for issuance subject to individual vesting schedules, for certain employees. The Company terminated the employment of approximately 115 employees during the first quarter 2001, and as a result, cancelled approximately 3.5 million shares that were reserved for issuance under the Company's Restricted Stock Program. The Company also incurred an expense of $269,000 related to the acceleration of the vesting schedules for two employees' restricted stock awards. During the second quarter of 2001, the Company recorded a reversal of approximately $277,000 due to the resignation of one of its employees. The remaining deferred compensation charge related to the Company's Restricted Stock Program is approximately $600,000, which is being amortized using the straight-line method over the remaining six quarters of vesting.

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

10.   SUBSEQUENT EVENTS

      On June 22, 2001, the Processor notified the Company that it intended to discontinue its processing relationship with the Company as of July 23, 2001. The Processor's letter provided an opportunity for the Company to extend its termination date beyond July 23, 2001, on the condition that the Processor would increase its processing fee by 1% and would withhold 5% of the Company's daily receipts as additional security. Subsequent to the Processor's June 22, 2001 letter, the Processor notified the Company that it had agreed to extend the termination date of their relationship to September 1, 2001. The Processor increased its processing fee by 1% and began withholding 5% of the Company's daily receipt on July 24, 2001.

     On August 10, 2001, the Company signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, the Company's founder. The merger agreement provides for the Company to merge with a subsidiary of SB Acquisition, after which it will continue its operations as a wholly-owned subsidiary of SB Acquisition. The merger is subject to approval of the Company's stockholders and other closing conditions. If the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. If the merger is completed, each outstanding share of the Company's common stock will be canceled and converted into the right to receive $0.17 in cash from SB Acquisition.

     In addition, the Company entered into a credit agreement with a trust controlled by Scott A. Blum, pursuant to which it has access to a $4,000,000 line of credit and up to an additional $5,000,000 to establish stand by letters of credit for the benefit of its distributor and vendor partners. The Company has also entered into a security agreement with such Blum trust, pursuant to which it granted the Blum trust a security interest in substantially all of its assets to secure payment and performance of its obligations under the credit agreement. If the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable. In addition, if the Company cannot repay all of the outstanding amounts due, including commitment fees and possible termination fees, the Blum trust may foreclose on the Company's assets.

     On August 13, 2001, the Company initiated a further reduction in its workforce. This reduction will result in the elimination of approximately 50 full-time positions, or approximately 40% of the workforce.

     On August 14, 2001, the Company's securities were delisted from the Nasdaq National Market, and are now quoted on the OTC Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements which include, but are not limited to, statements concerning our ability to operate the business to positive operating cash flow, the ability to successfully execute our operating plan, the need for additional capital, the ability to raise additional working capital on acceptable terms, the ability to retain key employees, management personnel and our Board of Directors, the ability to effectively transition a new management team, the ability to maintain the support of our distributor and vendor partners, the ability to maintain other key corporate relationships, the ability to achieve our revenue goals in light of softening demand for consumer products, projected revenues, expenses, gross profit and income and the success of pending litigation. In addition, with respect to our merger with SB Acquisition, Inc., the following factors, among others, could cause actual events to differ materially from those described herein: inability to satisfy various conditions to the closing of the merger, including failure of our stockholders to approve the merger or failure to obtain any necessary regulatory approvals; the costs related to the merger; the effect of the merger and/or interim financing on creditor, vendor, supplier, customer or other business relationships; and the results and effects of our inability to pay any amounts under the interim financing if the merger is not consummated. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth at the end of Part I, Item 2 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and similar discussions in our other filings with the Securities and Exchange Commission ("SEC") discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

     Consistent with our merchandising strategy, we have raised prices on many of our products. We intend to continue these selective price increases, and as a result, may experience decreased sales volumes. For this reason, our ability to become and remain profitable depends upon our ability to maintain our net revenues and gross margins consistent with the assumptions underlying our new operating plan. Over recent quarters we have not achieved revenue growth and in fact, we expect our net revenue for 2001 to be significantly less than our net revenue for the year ended December 31, 2000, and we cannot be certain that we will ever become profitable.

     To date, our sales of computer hardware and software products have accounted for the vast majority of our net revenues. Our sales of products in other categories constituted less than 20% of our net revenues for the quarter and six months ended June 30, 2001 and for the quarter and six months ended June 30, 2000. None of our other product categories individually constituted more than 10% of our net revenues during these periods. Product sales, including shipping and handling, accounted for 95.0% and 94.5% of net revenues for the quarter and six month period ended June 30, 2001, respectively, and 95.4% and 95.8% of net revenues for the quarter and six month period ended June 30, 2000, respectively.

     Shipping and handling net revenues were $3.8 million and $9.2 million for the quarter and six month period ended June 30, 2001, respectively, and $6.7 million and $14.8 million for the quarter and six month period ended June 30, 2000, respectively. Shipping and handling results are a direct function of our product sales and are an integral part of our merchandising and pricing strategy and may fluctuate based on promotional programs. Accordingly, we believe shipping and handling net revenues and the corresponding gross profit on these net revenues cannot be viewed independent of product sales and gross profit. The gross profit on our shipping and handling net revenues was $218,000 and $826,000 for the quarter and six month period ended June 30, 2001, respectively, and $1.2 million and $3.1 million for the quarter and six month period ended June 30, 2000, respectively.

     We currently generate additional revenues from vendor co-op advertising as well as media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. These media advertising revenues are generally derived from short-term advertising contracts in which we typically guarantee a minimum number of advertising impressions to be delivered to users over a specified period of time for a fixed fee. In the cases where we guarantee a minimum number of advertising impressions, we defer a portion of the advertising revenues until the minimum number of impressions has been achieved. Advertising sales accounted for 5.7% and 6.4% of net revenues for the quarter and six month period ended June 30, 2001, respectively, and 5.7% and 5.3% of net revenues for the quarter and six month period ended June 30, 2000, respectively.

     Our net revenues are also net of coupon redemptions. Coupon redemptions result in a reduction of gross revenues in the period the coupons are redeemed by an amount equal to the value of the coupons redeemed. Coupon redemptions were $842,000 and $2.1 million, or 0.7% and 0.9% of net revenues, for the quarter and six month period ended June 30, 2001, respectively, and $2.2 million and $4.4 million, or 1.1% of net revenues, for the quarter and six month period ended June 30, 2000, respectively.

     We have incurred significant losses since our inception and our cost of sales and operating expenses have increased dramatically. This trend reflects the costs associated with our increased efforts to promote the BUY.COM brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand our Web site and related transaction processing systems. Consequently, in February 2001, we initiated a restructuring plan to reduce costs and conserve our cash resources, and in August 2001, we terminated approximately 50 other employees to further reduce our operating expenses. Consistent with our plan, we have reduced our marketing budget, Web site development, and technology and operating infrastructure development. We still believe, however, that we will continue to incur substantial operating losses in the near term, and we may never achieve profitability.

     On August 10, 2001, we signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, our founder. The merger agreement provides for us to merge with a subsidiary of SB Acquisition, after which we will continue our operations as a wholly-owned subsidiary of SB Acquisition. The merger is subject to the approval of our stockholders and other closing conditions. If the merger is approved by our stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. However, because many of the closing conditions are beyond our control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If we are unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that we would be able to continue as a going concern. If the merger is completed, each outstanding share of our common stock will be canceled and converted into the right to receive $0.17 in cash from SB Acquisition. In connection with the execution of the merger agreement, we also entered into a credit agreement with a trust controlled by Scott A. Blum, pursuant to which we have access to a $4,000,000 line of credit and up to an additional $5,000,000 to establish standby letters of credit for the benefit of our distributor and vendor partners. We also entered into a security agreement with Blum's trust, pursuant to which we granted such trust a security interest in substantially all of our assets to secure payment and performance of our obligations under the credit agreement. If the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable. In addition, if we cannot repay all of the outstanding amounts due, including commitment fees and possible termination fees, the Blum trust may foreclose on our assets.

RESULTS OF OPERATIONS

Net revenues

     Net revenues were $94.9 million and $219.5 million for the quarter and six month period ended June 30, 2001, respectively, and $193.2 million and $400.8 million for the quarter and six month period ended June 30, 2000, respectively, representing a 51% and a 45% decrease, respectively. We believe the decrease in net revenues is primarily attributable to decreased product sales as a result of the price increases on many of our products including a reduction in sales and marketing expenditures and an overall weakening in consumer demand for technology products. We intend to continue selective price increases, and as a result, we may experience continued decreased sales volumes.

Gross profit

     Gross profit is calculated as net revenue less the cost of sales which includes the cost of products sold, shipping costs, and the related distribution and fulfillment costs. Gross profits were $11.1 million and $25.5 million for the quarter and six month period ended June 30, 2001, respectively, and $11.8 million and $20.6 million for the quarter and six month period ended June 30, 2000, respectively. Gross margins increased to 11.7% and 11.6% for the quarter and six month period ended June 30, 2001, respectively, as compared to 6.1% and 5.1% for the quarter and six month period ended June 30, 2000, respectively. We believe the increase in gross margin was primarily due to the price increases on many of our product sales.

Sales and marketing expenses

     Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as credit card fees, outsourced customer service fees, and payroll associated with our advertising and marketing personnel.
Sales and marketing expenses were $8.6 million and $21.8 million for the quarter and six month period ended June 30, 2001 and $22.0 million and $46.5 million for the quarter and six month period ended June 30, 2000, respectively, representing a decrease of 61% and 53%, respectively. Sales and marketing expenses as a percentage of net revenues decreased to 9.1% and 9.9% the quarter and six month period ended June 30, 2001 as compared to 11.4% and 11.6% for the six months ended June 30, 2000. The decrease, both as a percentage of net revenues and in absolute dollars, was primarily attributable to the reduction of our advertising campaigns consistent with our restructuring plan implemented during the first quarter of 2001. We expect marketing and sales expenses to continue to decrease in absolute dollars as compared to the same periods in the previous year.

Product development expenses

     Product development expenses consist primarily of personnel and other expenses associated with developing and enhancing our Web site, as well as associated facilities and related expenses. Product development expenses were $1.7 million and $6.0 million for the quarter and six month period ended June 30, 2001, respectively, and $5.8 million and $10.2 million for the quarter and six month period ended June 30, 2000, respectively, representing a decrease of 71% and 41%, respectively. Product development expenses as a percentage of net revenues decreased to 1.8% for the quarter ended June 30, 2001, as compared to 3.0% for the quarter ended June 30, 2000. Product development expenses as a percentage of net revenues increased to 2.7% for the six month period ended June 30, 2001, as compared to 2.5% for the six month period ended June 30, 2000. The decrease in absolute dollars was primarily due to a decrease in outside consulting costs. We intend to continue to enhance our Web site and technology and information systems, however consistent with our restructuring plan, we expect product development expenses to decrease in absolute dollars as compared to the same periods in the previous year. Also, in accordance with authoritative guidance, certain costs are capitalized and amortized over the estimated useful lives of the applicable assets.

General and administrative expenses

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional fees, depreciation and amortization, and other general corporate expenses. General and administrative expenses were $8.2 million and $20.5 million for the quarter and six month period ended June 30, 2001, respectively, and $12.0 million and $23.7 million for the quarter and six month period ended June 30, 2000, respectively, representing a decrease of 32% and 13%, respectively. General and administrative expenses as a percentage of net revenues increased to 8.6% and 9.3% for the quarter and six month period ended June 30, 2001, respectively, as compared to 6.2% and 5.9% for the quarter and six month period ended June 30, 2000, respectively. Consistent with our restructuring plan, we expect general and administrative expenses to continue to decrease in absolute dollars, as compared to the same periods in the previous year, due to our staff reductions and our reduction of other general and corporate expenses.

Restructuring charge

     We incurred a restructuring expense of $34.7 million for the three months ended March 31, 2001 which was related to a one-time charge associated with the restructuring of our business and the implementation of our new operating plan. The charge is primarily attributable to the impairment of the goodwill associated with the BuyGolf acquisition of $13.1 million, payment of severance and benefits for the employees that were terminated during the first quarter of $2.1 million, the write-off of certain assets of $2.8 million, the write-off of contract and lease cancellation fees of $1.8 million, and the remaining sponsorship fees related to the Buy.com Tour of $14.9 million, as we do not believe that any further benefits will be derived from the sponsorship with the PGA Tour.

Other income (expense)

     Total other income was $366,000 and $1.2 million for the quarter and six month period ended June 30, 2001, respectively, and $1.6 million and $2.9 million for the quarter and six month period ended June 30, 2000, respectively. The decrease was largely due to the decrease in interest income during the quarter and six month period ended June 30, 2001 as a result of lower cash balances in our accounts.

Equity in income (losses) of joint ventures, net

     Equity in income (losses) of joint ventures, net, was $1.2 million and $5.3 million for the quarter and six month period ended June 30, 2001, respectively, and negative $7.2 million and negative $9.6 million for the quarter and six month period ended June 30, 2000, respectively. During 2000, we decided to discontinue our joint venture in Australia, and in March 2001, we sold our United Kingdom joint venture. The income during the quarter and six month period ended June 30, 2001 relates to the amounts previously expensed during 1999 and 2000 as our share of the operating losses for the joint ventures, which upon the sale of the United Kingdom joint venture, was greater than the amount required to fund these joint ventures. The losses during the quarter and six month period ended June 30, 2000 consisted of 50% of the losses of the international joint ventures and BuyTravel.com LLC during that period. The joint ventures were at an early stage of operations and were incurring net losses, which we recorded as an equity method investment.

Liquidity and Capital Resources

     As of June 30, 2001, our principal sources of liquidity consisted of $14.5 million of cash and cash equivalents compared to $56.7 million of cash and cash equivalents and $10.8 million of marketable securities at December 31, 2000. As of June 30, 2001, approximately $2.1 million of our cash is characterized as restricted to secure our obligations under a letter of credit.

     Net cash used in operating activities was $51.8 million and $50.7 million for the six month period ended June 30, 2001 and 2000, respectively. Net operating cash flows for the six month period ended June 30, 2001 were primarily attributable to the net losses of $50.9 million partially offset by non-cash charges of $19.4 million related to depreciation and amortization, equity in income (losses) of joint ventures, and a non-cash restructuring charge, as well as $20.3 million of cash used in changes in operating assets and liabilities and the loss from the disposal of property and equipment. Cash used in changes in operating assets and liabilities is primarily a function of a decrease in our accounts payable, an increase in prepaid expenses and a decrease in deferred revenues, offset by a decrease in accounts receivable and an increase in other liabilities and accrued expenses relating to our restructuring accrual. Net operating cash flows for the six month period ended June 30, 2000 were primarily attributable to the net losses, an increase in accounts receivable, an increase in prepaid expenses and other current assets, and a decrease in accounts payable, other liabilities and accrued expenses, partially offset by non-cash depreciation and amortization and an increase in deferred revenues.

     Net cash provided by investing activities was $9.7 million for the six month period ended June 30, 2001 and primarily consists of the redemption of marketable securities offset by purchases of property and equipment and cash paid for investments in equity method investees. Net cash used in investing activities for the six month period ended June 30, 2000 was $20.1 million and primarily consisted of purchase of property and equipment and cash paid for investments in equity method investees, partially offset by the proceeds from the sale of property and equipment.

     Net cash used in financing activities was $97,000 for the six month period ended June 30, 2001 and primarily consists of repayments under credit obligations offset by proceeds from the exercise of stock options. Net cash provided by financing activities was $175.6 million for the six months ended June 30, 2000 as a result of the net proceeds from our initial public offering in February 2000 and proceeds from the exercise of stock options, partially offset by the repayment of our credit facility and a promissory note to a stockholder.

     As of June 30, 2001, our principal commitments consisted primarily of obligations in connection with our capital and operating leases.

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

     On June 22, 2001, one of our credit card processors notified us that they intended to discontinue their processing relationship as of July 23, 2001.
Their letter provided an opportunity for us to extend the termination date beyond July 23, 2001, on the condition that the processor would increase its processing fee by 1% and would withhold 5% of our daily receipts as additional security. Subsequent to the June 22, 2001 letter, the processor notified us that they had agreed to extend the termination date of their relationship to September 1, 2001. The processor increased their processing fee by 1% and began withholding 5% of our daily receipt on July 24, 2001. Since over 90% of our revenue is derived from credit card transactions, if we are unable to secure a new credit card processing relationship on acceptable terms, it is unlikely that we would be able to continue as a going concern.

     On August 10, 2001, we signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, our founder. The merger agreement provides for us to merge with a subsidiary of SB Acquisition, after which we will continue our operations as a wholly-owned subsidiary of SB Acquisition. The merger is subject to approval of our stockholders and other closing conditions. If the merger is approved by our stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. However, because many of the closing conditions are beyond our control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If we are unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that we would be able to continue as a going concern. If the merger is completed, each outstanding share of our common stock will be canceled and converted into the right to receive $0.17 in cash from SB Acquisition.

     In connection with the execution of the merger agreement, we also entered into a credit agreement with a trust controlled by Scott A. Blum, pursuant to which we have access to a $4,000,000 line of credit and up to an additional $5,000,000 to establish standby letters of credit for the benefit of our
distributor and vendor partners.    We also entered into a security agreement
with the Blum trust, pursuant to which we granted such trust a security interest in substantially all of our assets to secure payment and performance of our obligations under the credit agreement. If the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable. In addition, if we cannot repay all of the outstanding amounts due, including commitment fees and possible termination fees, the Blum trust may foreclose on our assets.

RISK FACTORS

     Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K, as amended. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations, or the successful completion of our merger with SB Acquisition, Inc. If any of these risks actually occur, our business, financial condition or results of operation could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.


                         RISKS RELATING TO THE COMPANY


We must successfully execute our new operating plan to achieve profitability

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

     Our new operating plan is based on assumptions made by management regarding various revenue, gross margin and operating expense items. We cannot guarantee that the assumptions that we have relied upon in developing our operating plan will be accurate, or that future events or results will conform to our expectations or assumptions. For example, we did not achieve our revenue goals for the second quarter of 2001, and consequently, we must modify the assumptions underlying our operating plan. If our other assumptions are inaccurate, or our expectations prove to be erroneous in light of future events, or if we are unable to maintain the support of our vendors, distributors, third party advertisers and other key corporate relationships regardless of the success of our new operating plan, we will need to raise more working capital before we achieve positive operating cash flow. Besides the financing commitments provided as a part of our merger with SB Acquisition, Inc., we currently do not have any commitments for additional financing, and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our operations and our business could fail.

In light of certain perceptions regarding our financial condition, our customers, distributors and vendor partners may decide not to do business with us

     Due to concerns regarding our financial condition and our perceived ability to fulfill our financial and other obligations, our customers, distributors, third party advertisers, vendor partners and other corporate partners and service providers may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. For example, our distributors could seek to limit our credit terms or otherwise reduce their support of our business, forcing us to leverage our operating cash by repaying our unsecured credit lines with them or increasing the amount of our secured credit lines. Further, since June 2001, we have received several notices from one of our credit card processors that they do not intend to renew our agreement with them, that our relationship will terminate on September 1, 2001, that they would begin withholding 5% of our daily receipts as additional security, and that they would increase our
processing fee by 1%.   If we are unable to secure a new credit card processing
relationship on acceptable terms, it is unlikely that we would be able to continue as a going concern.

     Further, if our customers, vendor partners and third party advertisers choose to do less business with us, our net sales would decrease and our gross profits would be significantly impacted by reduced sales volumes, including a corresponding decrease in co-op advertising revenue, and reduced media advertising sales.

Our ability to continue operations, independent of a merger transaction or the receipt of additional financing, is unlikely

     We executed a definitive merger agreement with SB Acquisition, Inc., a company wholly-owned by Scott A. Blum, our founder. Pursuant to the terms of the merger agreement, a subsidiary of SB Acquisition will merge with and into us, and each issued and outstanding share of our common stock will be converted into the right to receive $0.17 in cash from SB Acquisition, Inc. The closing of the merger is conditioned upon the approval of our stockholders and other closing conditions. If our stockholders approve the merger and the other conditions to closing are satisfied or waived, we expect the merger to be completed before November 30, 2001. However, because many of the closing conditions are beyond our control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If we are unable to close the merger, obtain additional financing or complete another sale or merger transaction, it is unlikely that we would be able to continue as a going concern.

We have encumbered substantially all of our assets in connection with our credit facility

     In connection with the execution of the merger agreement, we entered into a credit agreement and a security agreement with a trust controlled by Scott A. Blum, pursuant to which we have access to a $4,000,000 line of credit and up to an additional $5,000,000 to establish standby letters of credit for the benefit of our distributor and vendor partners. The security agreement grants the Blum trust a security interest in substantially all of our assets to secure payment and performance of our obligations under the credit agreement. In the event the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable, and we will need to obtain additional financing or complete another merger or sale transaction to repay our indebtedness in order to continue as a going concern. If we are unable to repay our indebtedness under this credit facility, the Blum trust may foreclose on substantially all of our assets.

Our common stock was delisted from the Nasdaq National Market

     On August 14, 2001, the Nasdaq National Market delisted our common stock. Our common stock is quoted and currently trading on the OTC Bulletin Board. The trading volume of our common stock may decline significantly or cease altogether, and the market price of our common stock may decline further, and you may lose some or all of your investment.

We have incurred substantial losses and we may continue to incur losses for the foreseeable future

     We have not achieved profitability since our inception, and we incurred net losses of $66.5 million and $50.9 million for the six month period ended June 30, 2000 and 2001, respectively. Although we recently initiated a restructuring of our business designed, in part, to significantly reduce costs in a number of areas, we expect to continue to incur substantial costs and expenses related to:

   -  the implementation of our business model and our pricing strategies;

   -  brand development, marketing and other promotional activities;

   -  the expansion of our existing product and service offerings;

   - the continued development and maintenance of our Web site, transaction processing systems and network infrastructure;

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

     If we are unable to manage and reduce our operating expenses and costs, while at the same time increasing our gross margins and without experiencing a significant deterioration in our sales volumes, we will be unable to achieve positive operating cash flow. If we do not achieve positive operating cash flow in a timely manner that is consistent with our operating plan, our business could fail. In the first two quarters of 2001, our revenues decreased substantially from prior periods. As a result, we believe that we will continue to incur substantial operating losses in the near term, and we may never achieve profitability.

Our growth and operating results could be impaired if we are unable to meet our future capital needs

     Our projections of future cash needs and cash flows are subject to substantial uncertainty, and if our current cash balances and our existing credit facilities are insufficient to meet our anticipated operating cash needs, our business will fail. The factors that may impair our ability to effectively operate our business and manage our operating cash include, but are not limited to:

   - our ability to retain the support of our distributor and vendor partners, including but not limited to our credit card processors;

   -  our ability to maintain other key corporate relationships; and

   - our ability to maintain sales volumes and gross margins consistent with our operating plan.

     We may also seek to sell additional equity securities, obtain other lines of credit or seek other ways to fund our operations in the event we require additional working capital to operate our business. Besides the financing commitments provided as a part of our merger with SB Acquisition, Inc., we do not have any commitments for additional financing and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our operations, and our business will fail. Further, if we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Also, any new securities could have rights, preferences and privileges senior to those of our common stock.

We rely on a relatively new management team and need to retain our existing personnel to effectively operate our business

     Several of our executive officers recently joined the company in connection with our restructuring, and we may experience difficulty assimilating these new officers into our business operations. For example, in February 2001 we hired Robert R. Price as our new Chief Financial Officer and in August 2001 he became our President as well. Our success depends, in part, upon his ability to successfully transition the new management team and to retain existing management. Further, our business is largely dependent on the personal efforts and abilities of other members of senior management, as well as other key personnel. In January and February 2001, we terminated the employment of approximately 115 employees, and in August 2001, we terminated approximately 50 other employees. The retention of our remaining employees is key to our success. Any of our officers or employees can terminate their employment relationship at any time. We do not maintain key person life insurance on any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

Our business may suffer as a result of our reduction in workforce

     In January and February 2001, we initiated a restructuring of our business and terminated the employment of approximately 115 employees, and in August 2001, we terminated approximately 50 other employees. These reductions in workforce may negatively impact our ability to conduct business and serve our customers, distributors and vendor partners in a manner comparable with past practice, which could cause our business to suffer significantly. For example, we recently changed our customer support organization to discontinue telephone support to our customers and only provide e-mail customer support. Although we believe our new customer support program is adequate, there can be no assurance that our customers will not become dissatisfied and choose to shop at another destination. Further, our workforce reduction and loss of key management personnel could cause concern among our distributors, vendors, third party advertisers and other critical corporate relationships.

SOFTBANK and its affiliates control a majority of our outstanding common stock which enables them to control many significant corporate actions

     SOFTBANK and its affiliates own approximately 28% of our outstanding stock as of June 30, 2001. In addition, as a result of a voting trust agreement with our largest stockholder, approximately 44% of our stock outstanding as of June 30, 2001 must be voted by the trustees to mirror the voting of all shares that are not subject to the terms of the voting trust agreement on significant stockholder actions, as defined in the voting trust agreement. On routine stockholder actions, the trustees have the discretion to vote the trust shares in any manner determined by a majority of the trustees. Because SOFTBANK and its affiliates will control a majority of the shares not subject to the voting trust, they effectively control the vote of a majority of our common stock on significant corporate actions. This control by SOFTBANK and its affiliates could have a substantial impact on matters requiring the vote of the stockholders, including the proposed merger with a subsidiary of SB Acquisition, Inc. As a part of the merger with a subsidiary of SB Acquisition, Inc., certain of the SOFTBANK affiliates executed a voting agreement with us in which they agreed to vote their shares in favor of the merger if a majority of the holders of common stock, excluding those shares held by SOFTBANK, Scott Blum and their affiliates, vote in favor of the merger.

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

   -  enhance our existing online stores;

   - maintain and enhance our network infrastructure and transaction processing systems;

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

     In July and August 2001, several class action lawsuit were filed against us in the U.S. District Court for the Southern District of New York alleging, among other things, that our IPO prospectus failed to disclose excessive commissions earned by the underwriters of our IPO and alleging that the underwriters engaged in conduct that artificially inflated the price of our stock. The cases seek an undisclosed amount of damages, and each case is in its early stage.

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

Our stock price may be volatile and has recently declined in a significant way

     The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

   - variations in our operating results, such as our inability to meet our estimated revenue targets for the quarters ended June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001;

   -  the delisting of our common stock from the Nasdaq National Market;

   -  our ability, or inability, to raise additional working capital;

   - announcements of technological innovations, new services or product lines by us or our competitors;

   -  changes in our business model and operating strategies;

   -  our ability to attract and retain members to our Board of Directors;

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

     From February 8, 2000 (the first day of public trading of our common stock), through June 30, 2001, the high and low sales prices for our common stock fluctuated between $27.50 and $0.22. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. Such litigation could result in substantial costs and a diversion of management's attention and resources and would cause the price of our common stock to fall.

A large number of shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well

     A substantial number of shares of our common stock are eligible for resale as a result of the expiration of time restrictions imposed by law and by contract. We have also recently implemented an employee equity incentive program that provides for the issuance of shares of common stock to certain executives that may also be sold. Sales of such additional shares could reduce the market price of our common stock.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 13, 2000 a class action suit was filed against us in the U.S. District Court for the Central District of California alleging that we collected, used and disclosed personally identifiable customer information to our third party advertising server and other advertisers without first informing our customers or seeking their permission in violation of several federal statutes. The complaint sought damages of up to $10,000 per class member per violation, actual and punitive damages, restitution, attorneys' fees and costs plus injunctive and other equitable relief. On April 7, 2000 a companion lawsuit was filed in the Superior Court of the State of California, County of Orange alleging violations of state statutory and common law based upon the same facts and federal causes of action as alleged in the federal class action. The complaint sought statutory damages of up to $5,000 per class member per violation, plus actual and punitive damages or restitution, attorneys' fees and costs and injunctive and other equitable relief. On April 25, 2000 a third class action suit was filed in the United States District Court for the Central District of California alleging violation of the same federal statutes as those in the federal class action filed on March 13, 2000. As with the first two class actions, the complaint alleged that we collected, used and disclosed personally identifiable information of our consumers without first informing them or obtaining their consent. The complaint sought unspecified statutory damages, compensatory damages, punitive damages, attorneys' fees and costs, plus declaratory, injunctive and other equitable relief, including disgorgement of all profits and restitution of all monies acquired by means of any act or practice declared to be unlawful. We reached a global settlement for the cases on June 26, 2001 that involves certain changes to our privacy practices and the payment of $400,000 in attorney fees which was paid for by our insurance carrier. The lawsuits were dismissed with prejudice in July 2001.

     On February 28, 2001, we filed suit against the PGA Tour in federal district court, Central District of California, for breach of contract based on our BUY.COM Tour sponsorship agreement with the PGA Tour. We claim that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of our agreement. We are seeking rescission of our agreement, a return of our sponsorship fees, including those secured by a $17,000,000 letter of credit, and additional damages. In March 2001, the PGA Tour filed a counterclaim against us in the federal district court in the Central District of California. The counterclaim alleges that we breached our contract with them by declaring our sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of our trademark, by breaching the confidentiality provisions of our agreement with them and by taking action that adversely affects the goodwill of the BUY.COM Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees. Discovery is underway and a trial is set for December 4, 2001.

     On July 11, 2001, a class action complaint, titled Joel Abrams v. BUY.COM, was filed against us, in addition to certain of our officers and/or directors, and our underwriters that participated in the IPO process, alleging a violation of federal securities laws. Since July 11, 2001, several other similar class action complaints have been filed against us including: Richard Taylor v. BUY.COM (filed July 23, 2001), Robert Berkowitz v. BUY.COM (filed July 16,
2001), Rutherford Dawson v. BUY.COM (filed August 1, 2001), Haas v. BUY.COM (filed August 15, 2001) and Goodman Espstein v. BUY.COM (filed August 10, 2001). Each of the class actions were filed in the United States District Court, Southern District of New York on behalf of purchasers of BUY.COM securities during the period between February 7, 2000 and December 6, 2000. The complaints allege that our prospectus was materially false and misleading because it failed to disclose, among other things, that our underwriters had solicited and received excessive and undisclosed commissions from certain investors. The lawsuits also allege that the underwriters engaged in actions that artificially
inflated the price of the stock.   Greg Hawkins and Mitch Hill have been named
as defendants in each of these cases in connection with their capacity as former officers and/or directors of BUY.COM. Mr. Hawkins and Mr. Hill have indemnification agreements with us. We believes that other similar cases may have been filed against us that are not yet known. We have not yet responded to any of these complaints and each case is in its early stages.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds from Sales of Registered Securities. On February 11, 2000, we completed an initial public offering (the "Offering") of our common stock, $0.0001 par value. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-89737) that was declared effective by the SEC on February 7, 2000. All 16,100,000 shares of common stock registered under the Registration Statement (including 2,100,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $13.00 per share. After deducting the underwriting discounts and commissions and Offering expenses, we received net proceeds from the Offering of approximately $192.1 million. As of June 30, 2001, we had used approximately $177.6 million of the net proceeds from the Offering for capital expenditures associated with system upgrades and expansion, marketing activities, including our sponsorship of the buy.com Tour, repayment of certain indebtedness, investments in our joint ventures, and to fund operating losses and for working capital all as described elsewhere in this report. Except for the repayment of a $5.0 million debt to The Scott A. Blum Separate Property Trust, none of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of our or their associates, persons owning 10% or more of any class of equity securities, or an affiliate of ours, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    None.

B.  Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BUY.COM INC.
                             (Registrant)



                             By:
                                ------------------------------------------------
                                Robert R. Price
                                Chief Financial Officer (principal financial and accounting officer)

Dated:  August 19, 2001

                                 EXHIBIT INDEX

Exhibit Number                    Description


A.  Exhibits

    None.


B.  Reports on Form 8-K

    None.