Form 10-Q/A
period 2001-03-31
BUY COM INC
filed 2001-10-25
CIK 1097070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                              AMENDMENT NO. 1 TO
                                   FORM 10-Q

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

                   27 Brookline
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

                                     INDEX
                                     -----

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K............................... 1

            A.  Exhibits................................................... 1

            B.  Reports on Form 8-K........................................ 1

Signatures................................................................. 2


          In this report, "BUY.COM," the "Company," "we," "us" and "our" collectively refers to BUY.COM INC. and its subsidiaries.

                         PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    2.1* Share Purchase Agreement dated March 7, 2001 by and between Buy.Com Inc. and JLP Victoria Limited

    10.1** Supply and Fulfillment agreement between Buy.Com Inc. and Direct
           Source Distributors, Inc. dated March 19, 2001

    10.2** Technology and Trademark License Agreement dated March 7, 2001 by and between Buy.Com Inc., and JLP Victoria Limited

    10.3* Deed of Covenant dated March 7, 2001 by and between Buy.com, Inc., Buy.com Limited and JLP Victoria Limited

* Previously filed on May 15, 2001 with the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

** Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2 these confidential portion have been omitted from this exhibit and filed separately with the Commission.

B.  Reports on Form 8-K

    None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

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


Dated:  October 24, 2001

                                 EXHIBIT INDEX

    Exhibit Number               Description

A.  Exhibits

    2.1* Share Purchase Agreement dated March 7, 2001 by and between Buy.Com Inc. and JLP Victoria Limited

    10.1** Supply and Fulfillment agreement between Buy.Com Inc. and Direct
           Source Distributors, Inc. dated March 19, 2001

    10.2** Technology and Trademark License Agreement dated March 7, 2001 by and between Buy.Com Inc., and JLP Victoria Limited

    10.3* Deed of Covenant dated March 7, 2001 by and between Buy.com, Inc., Buy.com Limited and JLP Victoria Limited

* Previously filed on May 15, 2000 with the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2001

** Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. In accordance with Rule 24b-2 these confidential portion have been omitted from this exhibit and filed separately with the Commission.