Form 10-Q
period 2001-09-30
BUY COM INC
filed 2001-11-14
CIK 1097070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

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

                                 85 Enterprise
                        Aliso Viejo, California  92656
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No  ____
                               ---

The number of shares outstanding of the Registrant's Common Stock, par value $0.0001, as of November 7, 2001 was 136,973,597.

                                     INDEX
                                     -----

PART I      FINANCIAL INFORMATION                                                                        Page
---------------------------------
Item 1.     Consolidated Financial Statements...........................................................      1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......     13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................     32

PART II     OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings...........................................................................     33

Item 2.     Changes in Securities and Use of Proceeds...................................................     33

Item 3.     Defaults Upon Senior Securities.............................................................     34

Item 4.     Submission of Matters to a Vote of Security Holders.........................................     34

Item 5.     Other Information...........................................................................     34

Item 6.     Exhibits and Reports on Form 8-K............................................................     34

            A.  Exhibits................................................................................     34

            B.  Reports on Form 8-K.....................................................................     34

Signatures..............................................................................................     35

          In this report, "BUY.COM," the "Company," "we," "us" and "our" collectively refers to BUY.COM INC. and its subsidiaries.

                                 BUY.COM INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              ASSETS
                                                                                        September 30,          December 31,
                                                                                            2001                   2000
                                                                                     ------------------      ---------------
Current Assets:
       Cash and cash equivalents                                                     $            5,361      $        29,656
       Restricted cash                                                                                -               27,000
       Marketable securities                                                                          -               10,769
       Accounts receivable, net of allowances of $2,263 and $2,813                                9,800               19,424
       Prepaid expenses and other current assets                                                  5,351                7,141
                                                                                     ------------------      ---------------
                  Total current assets                                                           20,512               93,990
                                                                                     ------------------      ---------------
Property and equipment, net                                                                      11,167               18,500
Intangibles, net                                                                                  5,316               23,622
Other noncurrent assets                                                                           1,712                  392
                                                                                     ------------------      ---------------
                                                                                     $           38,707      $       136,504
                                                                                     ==================      ===============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                              $            8,000      $        38,682
       Other liabilities and accrued expenses                                                     4,664                3,460
       Deferred revenue                                                                           1,866                3,400
       Obligation to joint ventures, net                                                              -                7,156
       Line of credit                                                                                 -                    -
       Current portion of long-term debt                                                            264                  250
                                                                                     ------------------      ---------------
                  Total current liabilities                                                      14,794               52,948
                                                                                     ------------------      ---------------
Long-term debt, net of current portion                                                              124                  324
                                                                                     ------------------      ---------------
                                                                                                 14,918               53,272
Commitments and Contingencies (Note 7)

Stockholders' Equity:
       Common stock, $0.0001 par value;
          Authorized shares - 990,000,000
            Issued and outstanding--136,973,597 and 134,941,776
            at September 30, 2001 and December 31, 2000, respectively                                13                   13
          Additional paid-in capital                                                            364,415              368,970
       Deferred compensation                                                                       (707)              (7,019)
       Accumulated deficit                                                                     (339,932)            (278,732)
                                                                                     ------------------      ---------------
                  Total stockholders' equity                                                     23,789               83,232
                                                                                     ------------------      ---------------
                                                                                     $           38,707      $       136,504
                                                                                     ==================      ===============

   The accompanying notes are an integral part of these consolidated balance sheets.

                                 BUY.COM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                   Quarter Ended September 30,       Nine Months Ended September 30,
                                                                     2001               2000             2001               2000
                                                                 ------------       ------------     ------------     --------------
 Net revenues                                                    $     75,528       $    190,150     $    294,992     $     590,965
 Cost of goods sold                                                    67,123            177,437          261,043           557,622
                                                                 ------------       ------------     ------------     -------------

 Gross profit                                                           8,405             12,713           33,949            33,343

 Operating expenses:
       Sales and marketing                                              7,346             21,229           29,136            67,768
       Product development                                              1,548              7,097            7,503            17,252
       General and administrative                                       6,929             11,715           27,460            35,394
       Restructuring charge, net                                        1,598                  -           36,276                 -
       Merger related expenses                                          1,480                  -            1,480                 -
                                                                 ------------       ------------     ------------     -------------
                  Total operating expenses                             18,901             40,041          101,855           120,414
                                                                 ------------       ------------     ------------     -------------

                  Operating loss                                      (10,496)           (27,328)         (67,906)          (87,071)

 Other income (expense):
       Interest income                                                    115              2,015            1,170             5,715
       Other                                                              100                 30              237              (792)
                                                                 ------------       ------------     ------------     -------------

                  Total other income (expense)                            215              2,045            1,407             4,923

 Net loss before equity in income (losses) of joint ventures          (10,281)           (25,283)         (66,499)          (82,148)

 Equity in income (losses) of joint ventures, net                           -             (5,221)           5,299           (14,836)
                                                                 ------------       ------------     ------------     -------------

 Net loss                                                        $    (10,281)      $    (30,504)    $    (61,200)    $     (96,984)
                                                                 ============       ============     ============     =============

 Net loss per share:
   Basic and diluted                                             $      (0.08)      $      (0.23)    $      (0.45)    $       (0.77)

 Shares used in computation of basic and
     diluted loss per share                                       136,899,998        132,547,388      136,245,681       126,461,752

 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                     2001                       2000
                                                                                --------------             --------------
OPERATING ACTIVITIES
Net Loss                                                                        $      (61,200)            $      (96,984)

Adjustments to reconcile net loss to cash
     used in operating activities:
   Depreciation                                                                          4,171                      3,539
   Amortization of deferred compensation and warrants                                    2,243                      2,542
   Equity in (income) losses of joint ventures, net                                     (5,299)                    14,836
   Amortization of goodwill and other intangibles                                        5,535                      9,050
   Non-cash restructuring charge                                                        16,275                          -
   Loss from the disposal of property and equipment                                         13                        909
   Changes in assets and liabilities:
        Accounts receivable                                                              8,811                     (6,642)
        Prepaid expenses and other current assets                                        1,279                     14,147
        Other noncurrent assets                                                         (1,320)                       271
        Accounts payable                                                               (30,682)                   (17,920)
        Other liabilities and accrued expenses                                             924                     (1,648)
        Deferred revenues                                                               (1,534)                     1,919
                                                                               ---------------             --------------
        Net cash used in operating activities                                          (60,784)                   (75,981)
                                                                               ---------------             --------------
INVESTING ACTIVITIES
  Decrease (increase) in restricted cash                                                27,000                    (26,200)
  Net redemption(purchases) of marketable securities                                    10,769                     (5,992)
  Purchase of property and equipment                                                       (42)                    (7,146)
  Proceeds from sale of property and equipment                                               -                      1,893
  Net proceeds received in connection with acquisition                                       -                        221
  Investments in equity method investees                                                (1,077)                    (8,140)
                                                                               ---------------             --------------
        Net cash provided by (used in) investing activities                             36,650                    (45,364)
                                                                               ---------------             --------------
FINANCING ACTIVITIES
  Net proceeds from initial public offering                                                  -                    192,095
  Repayments to stockholder                                                                  -                     (5,000)
  Net proceeds from exercise of stock options                                               25                      1,251
  Repayments under line of credit and other obligations                                   (186)                   (13,820)
                                                                               ---------------             --------------
       Net cash (used in) provided by financing activities                                (161)                   174,526
                                                                               ---------------             --------------
Net (decrease) increase in cash and cash equivalents                                   (24,295)                    53,181

Cash and cash equivalents at beginning of period                                        29,656                     24,693
                                                                               ---------------             --------------
Cash and cash equivalents at end of period                                     $         5,361             $       77,874
                                                                               ===============             ==============

 The accompanying notes are an integral part of these consolidated statements.

Supplemental cash flow information:

       Cash paid for interest                                                           $            40    $         1,358
                                                                                        ===============    ===============
       Stock issued in connection with domain purchases                                 $             -    $           316
                                                                                        ===============    ===============
       Reduction in value of stock issued to PGA Tour                                   $             -    $        (7,151)
                                                                                        ===============    ===============
       Assumption of liabilities in connection with acquisition                         $          (313)   $             -
                                                                                        ===============    ===============
       Net settlement of joint venture receivable                                       $           730    $             -
                                                                                        ===============    ===============
ACQUISITION

        Acquired all of the outstanding capital stock of Telstreet.com, Inc.

        The following table outlines the assets acquired, liabilities assumed and cash received:


         Fair value of assets acquired                                                  $             -    $         8,470
         Less:
                         Liabilities assumed                                                          -             (1,641)
                         Fair value of common stock issued                                            -             (7,050)
                                                                                        ---------------    ---------------
         Cash received in connection with acquisition                                   $             -    $           221
                                                                                        ===============    ===============

 The accompanying notes are an integral part of these consolidated statements.

                                 BUY.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   COMPANY BACKGROUND

     BUY.COM INC. and its subsidiaries, (collectively the "Company" or "BUY.COM"), is a multi-category Internet superstore, offering a selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance equipment, consumer electronics and wireless products and services. Through its online specialty stores, the Company offers products in a convenient, intuitive shopping interface that features extensive product information and multi-media presentations. The Company's e-commerce portal, www.buy.com, links all of its specialty stores and is designed to enhance the customer's online shopping experience 24 hours a day, seven days a week. BUY.COM uses a business model that includes outsourcing the majority of its operating infrastructure, such as distribution and fulfillment functions, customer service and support, credit card processing, and the hosting of the Company's system infrastructure and database servers.

     BUY.COM (formerly BuyComp, LLC and Buy Corp.) was organized in June 1997 and began offering products for sale through its web site in November 1997. From BUY.COM's inception through mid-November 1997, the Company had no sales. During this period, the Company's operating activities primarily involved the development of the necessary infrastructure and the original BuyComp.com web site. In August 1998, the Company changed its web site designation to www.buy.com.
-----------

2.   BASIS OF PRESENTATION

     These financial statements were prepared based on the assumption that the Company will continue as a going concern. On August 10, 2001, the Company signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, its founder. The merger is subject to approval of the Company's stockholders and other closing conditions. Provided that the merger is approved by the Company's stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. However, because many of the closing conditions are beyond the Company's control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If the Company is unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that the Company would be able to continue as a going concern. (see Note 4)

     In connection with the execution of the merger agreement, the Company also entered into a credit agreement and a security agreement with a trust controlled by Scott A. Blum, pursuant to which it has access to a $4,000,000 line of credit and up to an additional $5,000,000 to establish stand by letters of credit for the benefit of its distributor and vendor partners. As of September 30, 2001 the Company has not drawn any amounts under this credit facility. The security agreement grants the Blum trust a security interest in substantially all of the Company's assets to secure payment and performance of its obligations under the credit agreement. In the event the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable, and the Company will need to obtain additional financing or complete another merger or sale transaction to repay its indebtedness in order to continue as a going concern. If the Company is unable to repay its indebtedness under this credit facility, the Blum trust may foreclose on substantially all of the Company's assets. (see Note 4)

     In addition, since August 30, 2001, Mr. Blum has agreed to guarantee certain obligations of the Company to its credit card processors. In connection with those guarantees, the Company entered into reimbursement agreements and security agreements with Mr. Blum, which agreements require that the Company repay any amounts he pays under the guarantees and that such obligations are secured by security agreements for substantially all of its assets. Mr. Blum has not paid any amounts under these guarantees as of September 30, 2001. If the Company is unable to repay any of these amounts paid by Mr. Blum on its behalf, Mr. Blum may foreclose on substantially all of the Company's assets. Also, if the Company is unable to successfully complete its merger with SB Acquisition Inc., it is uncertain whether it will be able to maintain its credit card processing relationships.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

     The interim consolidated financial statements as of September 30, 2001 have been prepared by BUY.COM pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and nine month period ended September 30, 2001 may not be indicative of the results for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Form 10-K for the year ended December 31, 2000, as amended. Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted Cash

     Restricted cash is comprised of cash which is restricted to secure certain letter of credit obligations.

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

     The Company receives activation commissions from wireless carriers for each new wireless phone subscription it sells. New subscription activation fees and commissions generally are fully refundable if the subscriber cancels service within the minimum period of continuous active service (generally 90 to 180 days). The Company recognizes net commission revenue from activation fees and commissions when the subscription is activated. The Company provides an allowance for deactivation that is based on historical experience.

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

     In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. Management has not determined the amount of impairment, if any, that would be required upon adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on its financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
 - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial condition and results of operations.

4.   DEFINITIVE MERGER AGREEMENT

     On August 10, 2001, the Company signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, the Company's founder and major stockholder. The merger agreement provides for the Company to merge with a subsidiary of SB Acquisition, after which it will continue its operations as a wholly-owned subsidiary of SB Acquisition. The merger is subject to approval of the Company's stockholders and other closing conditions. If the merger is approved by the Company's stockholders and all other closing conditions are satisfied or waived, the merger is expected to be completed by the end of November 2001. If the merger is completed, each outstanding share of the Company's common stock will be cancelled and converted into the right to receive $0.17 in cash from SB Acquisition.

     In connection with the execution of the merger agreement, the Company also entered into a credit agreement and a security agreement with a trust controlled by Scott A. Blum, pursuant to which it has access to a $4,000,000 line of credit and up to an additional $5,000,000 to establish stand by letters of credit for the benefit of its distributor and vendor partners. As of September 30, 2001 the Company has not drawn any amounts under this credit facility. The security agreement grants the Blum trust a security interest in substantially all of the Company's assets to secure payment and performance of its obligations under the credit agreement. In the event the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable. In addition, if the Company cannot repay all of the outstanding amounts due, including commitment fees and possible termination fees, the Blum trust may foreclose on the Company's assets.

     In addition, since August 30, 2001, Mr. Blum has agreed to guarantee certain obligations of the Company to its credit card processors. In connection with those guarantees, the Company entered into reimbursement agreements and security agreements with Mr. Blum, which agreements require that the Company repay any amounts he pays under the guarantees and that such obligations are secured by security agreements for substantially all of its assets. Mr. Blum has not paid any amounts under these guarantees as of September 30, 2001. If the Company is unable to repay any of these amounts paid by Mr. Blum on its behalf, Mr. Blum may foreclose on substantially all of the Company's assets. Also, if the Company is unable to successfully complete its merger with SB Acquisition Inc., it is uncertain whether it will be able to maintain its credit card processing relationships.

5.   BUSINESS ACQUISITIONS, DISPOSITIONS, AND INVESTMENTS

International Joint Ventures

     On March 7, 2001, the Company sold its interest in its United Kingdom joint venture for $4.0 million to the John Lewis Partnership, a large retailer in the United Kingdom. In connection with the sale, the Company applied its proceeds to the repayment of the Company's loan obligations to its joint venture partner. The income recorded in the line item "Equity in income (losses) of joint ventures, net" represents the Company's 50% share of joint venture losses that the Company recorded during 1999 and 2000. The Company's recorded losses in 1999 and 2000 were greater than the Company's liability required to fund such losses. On May 23, 2001, the Company made a final payment of $780,000 for their remaining obligation to their Australian joint venture partner. As of September 30, 2001, the Company has no further obligations to any of its joint venture partners.

Restructuring Charge

     During the first quarter 2001, the Company initiated a restructuring of its business and implemented a new operating plan. The Company recorded a $34.7 million charge associated with such restructuring plan. The charge is substantially attributable to the impairment of goodwill associated with the BuyGolf acquisition of $13.1 million, payment of severance and benefits for the employees that were terminated during the first quarter of $2.1 million, the write off of certain assets of $2.8 million, the write off of contract and lease cancellation fees of $1.8 million and the remaining sponsorship fees related to the Buy.com Tour of $14.9 million, as the Company does not believe that any further benefits will be derived from its sponsorship agreement with the PGA Tour. During the third quarter, the Company initiated a further reduction in its workforce resulting in an additional severance and benefit charge of $630,000. The Company also wrote-off excess property and equipment of $363,000 and accrued for contract and lease cancellation fees of $1.5 million in connection with the Company's decision to relocate its corporate offices. The Company has made certain assumptions in its accrual of additional contract and lease cancellation fees with regard to the timing and amount that the Company may receive for a sublease of its previous corporate offices. Actual results could differ significantly from the Company's estimates. As of September 30, 2001, the restructuring accrual is $2.3 million, which primarily relates to the Company's contractual and lease obligations. The Company also reversed approximately $914,000 of its restructuring charge, of which $400,000 related to a reimbursement from the PGA Tour due to a shortfall in the number of required tournament events.



                       Restructuring Charge-Rollforward
                       Quarter Ending September 30, 2001
                                (in thousands)

                                                Reserve                                              Charge             Reserve
                                             Balance as of      Charged to        Adjustment        Against          Balance as of
                                             June 30, 2001       Expense          of Reserve        Reserve       September 30, 2001
                                             -------------      ----------        ----------        -------       ------------------
        Description
        -----------
Intangibles                                  $           -      $        -        $       -        $      -          $          -
PGA Sponsorship Agreement                              589               -             (914)            325                     -
Severance and Benefits                                   -             630                -            (437)                  193
Excess Property and Equipment                            -             363                -            (336)                   27
Contract and Lease Cancellation Fees                   728           1,519                -            (176)                2,071
                                             -------------       ---------        ---------        --------          ------------
                                             $       1,317       $   2,512        $    (914)       $   (624)         $      2,291
                                             =============       =========        =========        ========          ============




                       Restructuring Charge-Rollforward
                     Nine Months Ending September 30, 2001
                                (in thousands)

                                                  Reserve                                            Charge             Reserve
                                               Balance as of       Charged to     Adjustment        Against          Balance as of
                                             December 31, 2000       Expense      of Reserve        Reserve       September 30, 2001
                                             -----------------     ----------     ----------       --------       ------------------
          Description
          -----------
Intangibles                                      $           -     $   13,084     $        -       $(13,084)           $         -
PGA Sponsorship Agreement                                    -         14,908           (914)       (13,994)                     -
Severance and Benefits                                       -          2,740              -         (2,547)                   193
Excess Property and Equipment                                -          3,191           (140)        (3,024)                    27
Contract and Lease Cancellation Fees                         -          3,267            140         (1,336)                 2,071
                                                 -------------    -----------     ----------       --------            -----------
                                                 $           -    $    37,190     $     (914)      $(33,985)           $     2,291
                                                 =============    ===========     ==========       ========            ===========


     The Company performed an impairment analysis on its long-lived assets and goodwill at March 31, 2001, during the quarter in which the restructuring was initiated. The restructuring was determined to be a triggering event for the analysis under SFAS 121. At that time, the Company had made the decision to exit the sporting goods e-retail business and therefore determined that all goodwill associated with the BuyGolf.com acquisition would have no future benefit. Additionally, it was determined that the triggering event of the restructure did not have an impact on the remaining two components of goodwill, which relate to the Company's Speedserve and Telstreet acquisitions. Speedserve was acquired in November 1998, which enabled the Company to enter the book, video, and game retail markets, and continues to have a benefit to the Company that was not altered by the restructuring. Telstreet was acquired in August 2000, which enabled the Company to enter into the wireless/cellular telephone retail markets and continues to have a benefit to the Company that was not altered by the restructuring. In addition, Telstreet having been acquired within 12 months qualified as a current acquisition and is presumed to not be impaired by the restructure. At September 30, 2001 the Company re-evaluated the existence of triggering events and determined that nothing had occurred during the second or third quarter that would cause further impairment of the Company's long-lived assets beyond that included in the amount at March 31, 2001.

6.   MARKETABLE SECURITIES

     The Company's marketable securities, which consist primarily of high-quality short-to-intermediate-term securities are classified as available-for-sale and are reported at fair value. The cost of these securities approximate fair value; therefore, any unrealized gains or losses are immaterial.

7.   COMMITMENTS AND CONTINGENCIES

     On February 28, 2001, the Company filed suit against the PGA Tour in federal district court, Central District of California, for breach of contract based on its Buy.com Tour sponsorship agreement with the PGA Tour. The Company claims that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of the Company's agreement. The Company is seeking rescission of its agreement, a return of its sponsorship fees, including those secured by a $17,000,000 letter of credit, and additional damages. In March 2001, the PGA Tour filed a counterclaim against the Company in the federal district court in the Central District of California. The counterclaim alleges that the Company breached its contract by declaring the sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of the Company's trademark, by breaching the confidentiality provisions of the sponsorship agreement and by taking action that adversely affects the goodwill of the Buy.Com Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees. Discovery is underway and a trial is set for February
2002.

     On July 11, 2001, a class action complaint, titled Joel Abrams v. BUY.COM, was filed against the Company alleging violations of the federal securities laws by the Company, certain of its officers and/or directors, and the Company's underwriters that participated in the IPO process. Since July 11, 2001, several other similar class action complaints have been filed against the Company including: Richard Taylor v. BUY.COM (filed July 23, 2001), Robert Berkowitz v. BUY.COM (filed July 16, 2001), Rutherford Dawson v. BUY.COM (filed August 1,
2001), Haas v. BUY.COM (filed August 15, 2001), Goodman Espstein v. BUY.COM (filed August 10, 2001), Leo and Josie Castillo v. BUY.COM (filed August 15,
2001) and Mohammad Jawed Akhtar v. BUY.COM (filed August 17, 2001). Each of the class actions were filed in the United States District Court, Southern District of New York on behalf of purchasers of BUY.COM securities during the period between February 7, 2000 and December 6, 2000. The complaints allege that the Company's prospectus was materially false and misleading because it failed to disclose, among other things, that the Company's underwriters had solicited and received excessive and undisclosed commissions from certain investors. The lawsuits also allege that the underwriters engaged in actions that artificially inflated the price of the stock. Greg Hawkins and Mitch Hill have been named as defendants in each of these cases in connection with their capacity as former officers and/or directors of the Company. Mr. Hawkins and Mr. Hill have indemnification agreements with the Company. The Company believes that other similar cases may have been filed against the Company that are not yet known to it. As of the date of this quarterly report, the Company has not yet responded to any of these complaints and each case is in its early stage.

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

     Management is unable to determine or predict the outcome of the above litigation and claims, or their impact on the Company's financial condition or results of operation. Accordingly, the Company has not recorded a provision for these matters in its financial statements.

8.   LOSS PER SHARE

     Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     The following represents the calculations for basic and diluted net loss per share (amounts in thousands, except share and per share data):

                                                         Quarter Ended                             Nine Months Ended
                                              ------------------------------------      -------------------------------------
                                               September 30,        September 30,        September 30,         September 30,
                                                   2001                 2000                 2001                  2000
                                              ---------------      ---------------      ---------------       ---------------
                                                           (unaudited)                               (unaudited)
Basic and diluted:
Net loss                                        $    (10,281)        $    (30,504)        $    (61,200)        $    (96,984)
Weighted average common shares                   136,899,998          132,547,388          136,245,681          126,461,752

Net loss per common share                       $      (0.08)        $      (0.23)        $      (0.45)        $      (0.77)


     All of the Company's stock options and warrants are excluded from diluted loss per share since their effect is anti-dilutive.

9.   INCOME TAXES

     The Company incurred taxable losses for federal and state purposes for the quarter and nine month period ended September 30, 2001 and quarter and nine month period ended September 30, 2000. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for certain state and local jurisdictions.

     At September 30, 2001, the Company has net operating loss carryforwards related to federal and state income taxes for which the Company has established a full valuation allowance for the corresponding tax assets.

10.  STOCKHOLDERS' EQUITY

Restricted Stock Program

     During the first quarter of 2001, the Company recorded a reversal of deferred compensation of approximately $2.5 million due to the termination of certain of its employees. The deferred compensation was related to restricted stock awards that were designated, and reserved for issuance subject to individual vesting schedules, for certain employees. The Company terminated the employment of approximately 115 employees during the first quarter 2001, and as a result, cancelled approximately 3.5 million shares that were reserved for issuance under the Company's Restricted Stock Program. The Company also incurred an expense of $269,000 related to the acceleration of the vesting schedules for two employees' restricted stock awards. During the second quarter of 2001, the Company recorded a reversal of approximately $277,000 due to the resignation of one of its employees. During the third quarter of 2001, the Company recorded a reversal of approximately $231,000 due to the further reduction of the workforce. The remaining deferred compensation charge related to the Company's Restricted Stock Program is approximately $265,000, which is being amortized using the straight-line method over the remaining five quarters of vesting.

     In connection with the completion of the proposed merger, the vesting of all outstanding Company stock options and other stock awards will accelerate and such stock options and stock awards will become exercisable. Accordingly, holders who exercise their stock options or other stock awards and pay the exercise or purchase price therefore prior to completion of the proposed merger will receive shares of Company common stock and will be entitled to receive the merger consideration. If the merger is completed, all Company stock options or other stock awards will be cancelled upon completion of the merger. Deferred compensation will be recorded in connection with this acceleration and other change in control benefits will be recorded under existing employee agreements.

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

Nasdaq Delisting

     On August 14, 2001, the Company's securities were delisted from the Nasdaq National Market, and are now quoted on the OTC Bulletin Board.

11.  RELATED PARTY TRANSACTIONS

     In August 2001, the Company executed a non-exclusive marketing agreement with Thinkbig Marketing Group LLC, an agent retained to requisition, manage, create and produce advertising for the Company. The Company has agreed to pay Thinkbig a retainer fee of $50,000 per month, a ten percent commission on all advertising placements made on its behalf, and their actual costs incurred in performing their services under the agreement. The term of the agreement is for 90 days with an automatic thirty-day renewal period unless otherwise terminated. Mr. Blum indirectly has a 50% interest in Thinkbig Marketing Group LLC.

     Since August 30, 2001, Mr. Blum has agreed to guarantee certain obligations of the Company to its credit card processors. In connection with those guarantees, the Company entered into reimbursement agreements and security agreements with Mr. Blum, which agreements require that the Company repay any amounts he pays under the guarantees and that such obligations are secured by security agreements for substantially all of its assets. Mr. Blum has not paid any amounts under these guarantees as of September 30, 2001. If the Company is unable to repay any of these amounts paid by Mr. Blum on its behalf, Mr. Blum may foreclose on substantially all of the Company's assets.

     In September 2001, the Company entered into a facilities lease agreement with the Blum separate property trust for approximately 20,000 square feet of office space located in Aliso Viejo, California to serve as its corporate headquarters. Under the terms of the lease agreement, the Company pays approximately $30,000 per month and it has the option to terminate such lease upon 30 days notice.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements which include, but are not limited to, statements concerning our ability to operate the business to positive operating cash flow, the ability to successfully execute our operating plan, the need for additional capital, the ability to raise additional working capital on acceptable terms, the ability to retain key employees, management personnel and our Board of Directors, the ability to effectively transition a new management team, the ability to maintain the support of our distributor and vendor partners, the ability to maintain other key corporate relationships, the ability to achieve our revenue goals in light of softening demand for consumer products, projected revenues, expenses, gross profit and income and the success of pending litigation. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth at the end of Part I,
Item 2 of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and similar discussions in our other filings with the Securities and Exchange Commission ("SEC") discuss some of the important risk factors that may affect our business, results of operations and financial condition. In addition, with respect to our merger with SB Acquisition, Inc., the following factors, among others, could cause actual events to differ materially from those described herein: our inability to satisfy various conditions to the closing of the merger, including failure of our stockholders to approve the merger or failure to obtain any necessary regulatory approvals; the costs related to the merger; the effect of the merger and/or interim financing on creditor, vendor, supplier, customer or other business relationships; and the results and effects of our inability to pay any amounts under the interim financing if the merger is not consummated. You should carefully consider all of these risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

         BUY.COM is a multi-category Internet superstore that offers a broad selection of brand name computer hardware and peripherals, software, books, videos, DVDs, computer games, music, clearance products, consumer electronics and wireless products and services at everyday low prices. BUY.COM was organized as a California limited liability company in June 1997 under the name BuyComp LLC and was incorporated in Delaware as Buy Corp. in August 1998. In November 1998, we changed our name to BUY.COM INC.

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

         To date, our sales of computer hardware and software products have accounted for the vast majority of our net revenues. Our sales of products in other categories constituted less than 20% of our net revenues for the quarter and nine months ended September 30, 2001 and for the quarter and nine months ended September 30, 2000. None of our other product categories individually constituted more than 10% of our net revenues during these periods. Product sales, including shipping and handling, accounted for 95.2% and 94.7% of net revenues for the quarter and nine month period ended September 30, 2001, respectively, and 95.9% and 95.8% of net revenues for the quarter and nine month period ended September 30, 2000, respectively.

         Shipping and handling net revenues were $3.3 million and $12.4 million for the quarter and nine month period ended September 30, 2001, respectively, and $6.8 million and $21.6 million for the quarter and nine month period ended September 30, 2000, respectively. Shipping and handling results are a direct function of our product sales and are an integral part of our merchandising and pricing strategy and may fluctuate based on promotional programs. Accordingly, we believe shipping and handling net revenues and the corresponding gross profit on these net revenues cannot be viewed independent of product sales and gross profit. The gross profit on our shipping and handling net revenues was $279,000 and $1.1 million for the quarter and nine month period ended September 30, 2001, respectively, and $176,000 and $3.2 million for the quarter and nine month period ended September 30, 2000, respectively.

         We currently generate additional revenues from vendor co-op advertising as well as media advertising. Vendor co-op advertising is a standard practice in the retailing sector, where product vendors set aside certain amounts of advertising funds to be paid to retailers in exchange for specific marketing and in-store placement of their products. We also generate advertising media revenue from click-through advertisements that direct the customer to the advertiser's Web site. These media advertising revenues are generally derived from short-term advertising contracts in which we typically guarantee a minimum number of advertising impressions to be delivered to users over a specified period of time for a fixed fee. In the cases where we guarantee a minimum number of advertising impressions, we defer a portion of the advertising revenues until the minimum number of impressions has been achieved. Advertising sales accounted for 5.5% and 6.2% of net revenues for the quarter and nine month period ended September 30, 2001, respectively, and 5.9% and 5.5% of net revenues for the quarter and nine month period ended September 30, 2000, respectively.

         Our net revenues are also net of coupon redemptions. Coupon redemptions result in a reduction of gross revenues in the period the coupons are redeemed by an amount equal to the value of the coupons redeemed. Coupon redemptions were $541,000 and $2.6 million, or 0.7% and 0.9% of net revenues, for the quarter and nine month period ended September 30, 2001, respectively, and $3.4 million and $7.8 million, or 1.8% and 1.3% of net revenues, for the quarter and nine month period ended September 30, 2000, respectively.

         We have incurred significant losses since our inception and our cost of sales and operating expenses have increased dramatically. This trend reflects the costs associated with our increased efforts to promote the BUY.COM brand, build market awareness, attract new customers, recruit personnel, build operating infrastructure, and develop and expand our Web site and related transaction processing systems. In February 2001, we initiated a restructuring plan to reduce costs and conserve our cash resources. Further, in August 2001, we terminated approximately 50 other employees to further reduce our operating expenses. Consistent with our plan, we have reduced our expenses in the areas of marketing and advertising, product development and general and administrative. We still believe, however, that we will continue to incur substantial operating losses in the near term, and we may never achieve profitability.

         On August 10, 2001, we signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, our founder. The merger agreement provides for us to merge with a subsidiary of SB Acquisition, after which we will continue our operations as a wholly-owned subsidiary of SB Acquisition. The merger is subject to the approval of our stockholders and to other closing conditions. If the merger is approved by our stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November

2001. However, because many of the closing conditions are beyond our control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If we are unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that we would be able to continue as a going concern. If the merger is completed, each outstanding share of our common stock will be canceled and converted into the right to receive $0.17 in cash from SB Acquisition. Upon completion of the merger, we will be required to amortize deferred compensation for all remaining employees who hold options or restricted stock awards. Additionally, certain employees may be entitled to receive certain change in control benefits upon the closing of the merger that will be recorded as a compensation expense.

         In connection with the execution of the merger agreement, we also entered into a credit agreement with a trust owned by Scott A. Blum, pursuant to which we have access to a $4,000,000 line of credit and up to $5,000,000 to establish standby letters of credit for the benefit of our distributor and vendor partners. As of the date of this report, there were no amounts outstanding under the credit agreement. We have also entered into a security agreement with Blum's trust, pursuant to which we granted Blum's trust a security interest in substantially all of our assets to secure payment and performance of all of our obligations under the credit agreement. If the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable. In addition, if we cannot repay all of the outstanding amounts due, including commitment fees and possible termination fees, the Blum trust may foreclose on our assets.

         In addition, since August 30, 2001, Mr. Blum has agreed to guarantee certain obligations of ours to our credit card processors. In connection with these guarantees, we entered into reimbursement agreements and security agreements with Mr. Blum, which agreements require that we repay any amounts he pays under the guarantees and that such obligations are secured by security agreements for substantially all of our assets. If we are unable to repay any of these amounts paid by Mr. Blum on our behalf, Mr. Blum may foreclose on substantially all of our assets. As of the date of this report, Mr. Blum has not paid any amounts under these guarantees.

RESULTS OF OPERATIONS

Net revenues

         Net revenues were $75.5 million and $295.0 million for the quarter and nine month period ended September 30, 2001, respectively, and $190.2 million and $591.0 million for the quarter and nine month period ended September 30, 2000, respectively, representing 60% and 50% decrease, respectively. We believe the decrease in net revenues is primarily attributable to decreased product sales as a result of price increases on many of our products, a reduction in our sales and marketing expenditures and an overall weakening in consumer demand for technology products. We intend to continue selective price increases, and as a result, we may continue to experience decreased sales volumes.

Gross profit

         Gross profit is calculated as net revenue less the cost of sales, which includes the cost of products sold, shipping costs and the related distribution and fulfillment costs. Gross profits were $8.4 million and $33.9 million for the quarter and nine month period ended September 30, 2001, respectively, and $12.7 million and $33.3 million for the quarter and nine month period ended September 30, 2000, respectively. Gross margins increased to 11.1% and 11.5% for the quarter and nine month period ended September 30, 2001, respectively, as compared to 6.7% and 5.6% for the quarter and nine month period ended September 30, 2000, respectively. We believe the increase in gross margin was primarily due to the price increases on many of our product sales.

Sales and marketing expenses

         Sales and marketing expenses consist primarily of advertising and promotional expenses, as well as credit card fees, outsourced customer service fees, and payroll associated with our advertising and marketing personnel. Sales and marketing expenses were $7.4 million and $29.1 million for the quarter and nine month period ended September 30, 2001, respectively, and $21.2 million and $67.8 million for the quarter and nine month period ended September 30, 2000, respectively, representing a decrease of 65% and 57%, respectively. Sales and marketing expenses as a percentage of net revenues decreased to 9.7% and 9.9% the quarter and nine month period ended September 30, 2001, respectively, as compared to 11.2% and 11.5% for the quarter and nine month period ended September 30, 2000, respectively. The decrease, both as a percentage of net revenues and in absolute dollars, was primarily attributable to the reduction of our advertising campaigns consistent with our restructuring plan implemented during the first quarter of 2001. We expect marketing and sales expenses to continue to decrease in absolute dollars as compared to the same periods in the previous year.

Product development expenses

         Product development expenses consist primarily of personnel and other expenses associated with developing and enhancing our web site, as well as associated facilities and related expenses. Product development expenses were $1.5 million and $7.5 million for the quarter and nine month period ended September 30, 2001, respectively, and $7.1 million and $17.3 million for the quarter and nine month period ended September 30, 2000, respectively, representing a decrease of 78% and 57%, respectively. Product development expenses as a percentage of net revenues decreased to 2.0% for the quarter ended September 30, 2001, as compared to 3.7% for the quarter ended September 30, 2000. Product development expenses as a percentage of net revenues decreased to 2.5% for the nine month period ended September 30, 2001, as compared to 2.9% for the nine month period ended September 30, 2000. The decrease, both as a percentage of net revenues and in absolute dollars, was primarily due to a decrease in outside consulting costs. We intend to continue to enhance our Web site and technology and information systems, however consistent with our restructuring plan, we expect product development expenses to decrease in absolute dollars as compared to the same periods in the previous year. Also, in accordance with authoritative guidance, certain costs are capitalized and amortized over the estimated useful lives of the applicable assets.

General and administrative expenses

         General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional fees, depreciation and amortization, and other general corporate expenses. General and administrative expenses were $6.9 million and $27.5 million for the quarter and nine month period ended September 30, 2001, respectively, and $11.7 million and $35.4 million for the quarter and nine month period ended September 30, 2000, respectively, representing a decrease of 41% and 22%, respectively. General and administrative expenses as a percentage of net revenues increased to 9.2% and 9.3% for the quarter and nine month period ended September 30, 2001, respectively, as compared to 6.2% and 6.0% for the quarter and nine month period ended September 30, 2000, respectively. Consistent with our restructuring plan, we expect general and administrative expenses to continue to decrease in absolute dollars, as compared to the same periods in the previous year, due to our staff reduction and our reductions of other general and corporate expenses.

Restructuring charge

         During the first quarter 2001, we initiated a restructuring of our business and implemented a new operating plan. We recorded a $34.7 million charge associated with such restructuring plan. The charge is substantially attributable to the impairment of goodwill associated with the BuyGolf acquisition of $13.1 million, payment of severance and benefits for the employees that were terminated during the first quarter of $2.1 million, the write off of certain assets of $2.8 million, the write off of contract and lease cancellation fees of $1.8 million and the remaining sponsorship fees related to the Buy.com Tour of $14.9 million, as we does not believe that any further benefits will be derived from our sponsorship agreement with the PGA Tour. During the third quarter, we initiated a further reduction in our workforce resulting in an additional severance and benefit charge of $630,000. We also wrote-off excess property and equipment of $363,000 and accrued for contract and lease cancellation fees of $1.5 million in connection with our decision to relocate our corporate offices. We have made certain assumptions in our accrual of additional contract and lease cancellation fees with regard to the timing and amount that we may receive for a sublease of our previous corporate offices. As of September 30, 2001, the restructuring accrual is $2.3 million, which primarily relates to our contractual and lease obligations. We also reversed approximately $914,000 of our restructuring charge, of which $400,000 related to a reimbursement from the PGA Tour due to a shortfall in the number of required tournament events.

Merger related expenses

         We incurred merger related expenses of $1.5 million during the third quarter 2001. These expenses are primarily attributable to legal and accounting costs, as well as fees paid to our financial advisor in connection with our proposed merger with SB Acquisition, Inc.

Other income (expense)

         Total other income was $215,000 and $1.4 million for the quarter and nine month period ended September 30, 2001, respectively, and $2.0 million and $4.9 million for the quarter and nine month period ended September 30, 2000, respectively. The decrease was largely due to the decrease in interest income during the quarter and nine month period ended September 30, 2001 as a result of lower cash balances in our accounts.

Equity in income (losses) of joint ventures, net

         Equity in income (losses) of joint ventures, net, was $0.0 and $5.3 million for the quarter and nine month period ended September 30, 2001, respectively, and negative $5.2 million and negative $14.8 million for the quarter and nine month period ended September 30, 2000, respectively. During 2000, we decided to discontinue our joint venture in Australia, and in March 2001, we sold our United Kingdom joint venture. The income during the quarter and nine month period ended September 30, 2001 relates to the amounts previously expensed during 1999 and 2000 as our share of the operating losses for the joint ventures, which upon the sale of the United Kingdom joint venture, was greater than the amount required to fund these joint ventures. The losses during the quarter and nine month period ended September 30, 2000 consisted of 50% of the losses of the international joint ventures and BuyTravel.com LLC during that period. The joint ventures were at an early stage of operations and were incurring net losses, which we recorded as an equity method investment.

Liquidity and Capital Resources

         As of September 30, 2001, our principal sources of liquidity consisted of $5.4 million of cash and cash equivalents compared to $29.7 million of cash and cash equivalents, $27.0 million of restricted cash and $10.8 million of marketable securities at December 31, 2000.

         Net cash used in operating activities was $60.8 million and $76.0 million for the nine month period ended September 30, 2001 and 2000, respectively. Net operating cash flows for the nine month period ended September 30, 2001 were primarily attributable to the net losses of $61.2 million partially offset by non-cash charges of $22.9 million related to depreciation and amortization, equity in income (losses) of joint ventures, and a non-cash restructuring charge, as well as $22.5 million of cash used in changes in operating assets and liabilities and the loss from the disposal of property and equipment. Cash used in changes in operating assets and liabilities is primarily a function of a decrease in our accounts payable, an increase in other non-current assets and a decrease in deferred revenues, offset by a decrease in accounts receivable, a decrease in prepaid expenses and other current assets, and an increase in other liabilities and accrued expenses relating to our restructuring accrual. Net operating cash flows for the nine month period ended September 30, 2000 were primarily attributable to the net losses, an increase in accounts receivable, and a decrease in accounts payable, other liabilities and accrued expenses, partially offset by non-cash depreciation and amortization, an increase in deferred revenues and a decrease in prepaid expenses and other current assets

         Net cash provided by investing activities was $36.7 million for the nine month period ended September 30, 2001 and primarily consists of a decrease in restricted cash, the redemption of marketable securities offset by purchases of property and equipment and cash paid for investments in equity method investees. Net cash used in investing activities for the nine month period ended September 30, 2000 was $45.4 million and primarily consisted of an increase of restricted cash, purchases of marketable securities, purchase of property and equipment and cash paid for investments in equity method investees, partially offset by the proceeds from the sale of property and equipment and the cash received in connection with an acquisition.

         Net cash used in financing activities was $161,000 for the nine-month period ended September 30, 2001 and primarily consists of repayments under credit obligations offset by proceeds from the exercise of stock options. Net cash provided by financing activities was $174.5 million for the nine months ended September 30, 2000 as a result of the net proceeds from our initial public offering in February 2000 and proceeds from the exercise of stock options, partially offset by the repayment of our credit facility and a promissory note to a stockholder.

         As of September 30, 2001, our principal commitments consisted primarily of obligations in connection with our capital and operating leases.

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

         On August 10, 2001, we signed a definitive merger agreement with SB Acquisition Inc., a company wholly-owned by Scott A. Blum, our founder. The merger agreement provides for us to merge with a subsidiary of SB Acquisition, after which we will continue our operations as a wholly-owned subsidiary of SB Acquisition. The merger is subject to the approval of our stockholders and to other closing conditions. If the merger is approved by our stockholders and all other conditions to closing are satisfied or waived, the merger is expected to be completed by the end of November 2001. However, because many of the closing conditions are beyond our control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If we are unable to close the merger or obtain additional financing or complete another sale or merger transaction, it is unlikely that we would be able to continue as a going concern. If the merger is completed, each outstanding share of our common stock will be canceled and converted into the right to receive $0.17 in cash from SB Acquisition. Also, in connection with the completion of the merger, the vesting of all outstanding stock options and other stock awards will accelerate and such stock options and stock awards will become exercisable. Accordingly, holders who exercise their stock options or other stock awards and pay the exercise or purchase price therefore prior to completion of the merger will receive shares of our common stock and will be entitled to receive the merger consideration. If the merger is completed, all stock options or other stock awards will be cancelled upon completion of the merger. Deferred compensation will be recorded in connection with this acceleration and other change in control benefits will be recorded under existing employee agreements.

         In connection with the execution of the merger agreement, we also entered into a credit agreement with a trust controlled by Mr. Blum, pursuant to which we have access to a $4.0 million line of credit and up to an additional $5.0 million to establish standby letters of credit for the benefit of our distributor and vendor partners. As of the date of this report, no amounts were outstanding under the credit agreement. We also entered into a security agreement in connection with the credit agreement, pursuant to which we granted the lender a security interest in substantially all of our assets to secure payment and performance of our obligations under the credit agreement. If the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable. In addition, if we cannot repay all of the outstanding amounts due, including commitment fees and possible termination fees, the lender may foreclose on our assets.

         Further, since August 30, 2001, Mr. Blum has agreed to guarantee certain obligations of ours to our credit card processors. In connection with these guarantees, we entered into reimbursement agreements and security agreements with Mr. Blum, which agreements require that we pay Mr. Blum any amounts that he pays under such guarantees and that such obligations are secured by security interests in substantially all of our assets. If we are unable to repay any of these amounts paid by Mr. Blum on our behalf, Mr. Blum may foreclose on substantially all of our assets. As of the date of this report, Mr. Blum has not paid any amounts under these guarantees.

         We anticipate that we will spend approximately $2.5 million in expenses and other costs related to the proposed merger transaction. This amount includes financial advisory fees, legal and accounting fees, paying agent fees and expenses, printing and mailing fees, solicitation fees, SEC filing fees, and change of control severance benefits relating to existing employee agreements that may become due upon the closing of the merger.

         Our consolidated results have been prepared on the basis that we will continue as a going concern. However, if the merger is not successfully completed, the interim financing agreement would terminate and any amounts owed would become immediately due and we would not have sufficient working capital to continue our operations as a going concern. If we are unable to secure replacement financing or an alternative sale or merger transaction, we would be forced to discontinue our operations and liquidate the business.

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

Our new operating plan may not cause us to achieve profitability and our business would fail if we are unable to obtain additional financing

         In early 2001, we initiated a restructuring of our business and implemented a new operating plan designed to accelerate our ability to achieve positive operating cash flow. As part of this new operating plan, we significantly reduced the size of our workforce and made further significant expense reductions for the business in the areas of marketing and advertising, product development and general and administrative. To successfully execute against our operating plan, we must adhere to our expense reductions and work to achieve the revenue and gross margin targets incorporated as underlying assumptions to our operating plan. If we are unable to manage our operating expenses and increase our gross margins, without experiencing significant deterioration in our projected sales volumes, we will be unable to achieve positive operating cash flow. Further, we have significantly reduced our marketing and advertising budget for 2001, and we cannot guarantee that we will be able to maintain the visitor traffic levels, visitor conversion rates, customer purchase activity and the general brand awareness that we have had in the past. Our ability to achieve our annual and quarterly revenue and gross margin goals could also be negatively impacted by the softening consumer demand for technology and entertainment products, as well as the weakening general economic conditions and decreasing consumer confidence.

         Our new operating plan is based on assumptions made by management regarding various revenue, gross margin and operating expense items. We cannot guarantee that the assumptions that we have relied upon in developing our operating plan will be accurate, or that future events or results will conform to our expectations or assumptions. If our assumptions are inaccurate, or our expectations prove to be erroneous in light of future events, or if we are unable to maintain the support of our vendors, distributors, third party advertisers and other key corporate relationships regardless of the success of our new operating plan, we will need to raise more working capital before we achieve positive operating cash flow. Besides the financing commitments provided as a part of our merger with SB Acquisition, Inc., we currently do not have any commitments for additional financing, and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we would not be able to fund our operations and our business would fail.

In light of certain perceptions regarding our financial condition, our customers, distributors and vendor partners may decide not to do business with us

         Due to concerns regarding our financial condition and our perceived ability to fulfill our financial and other obligations, our customers, distributors, third party advertisers, vendor partners and other corporate partners and service providers may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. For example, our distributors or credit card processors could seek to further limit our credit terms or otherwise reduce or discontinue their support of our business, forcing us to leverage our operating cash by repaying our unsecured credit lines with them or increasing the amount of our secured credit lines. Also, if our customers, vendor partners and third party advertisers choose to do less business with us, our net sales would decrease and our gross profits would be significantly impacted by reduced sales volumes, including a corresponding decrease in co-op advertising revenue, and reduced media advertising sales.

Our ability to continue operations, independent of a merger transaction or the receipt of additional financing, is unlikely

         We executed a definitive merger agreement with SB Acquisition, Inc., a company wholly-owned by Scott A. Blum, our founder. Pursuant to the terms of the merger agreement, a subsidiary of SB Acquisition will merge with and into us, and each issued and outstanding share of our common stock will be converted into the right to receive $0.17 in cash. The closing of the merger is conditioned upon the approval of our stockholders and other closing conditions. If our shareholders approve the merger and the other conditions to closing are satisfied or waived, we expect the merger to be completed before November 30, 2001. However, because many of the closing conditions are beyond our control, there can be no assurance that the merger will be completed by the end of November 2001, if at all. If we are unable to close the merger, obtain additional financing or complete another sale or merger transaction, it is unlikely that we would be able to continue as a going concern.

We have encumbered substantially all of our assets in connection with our credit facility

         In connection with the execution of the merger agreement, we entered into a credit agreement and a security agreement with a trust owned by Scott A. Blum, pursuant to which we have access to a $4,000,000 line of credit and up to $5,000,000 to establish standby letters of credit for the benefit of our distributor and vendor partners. The security agreement grants the Blum trust a security interest in substantially all of our assets to secure payment and performance of all of our obligations under the credit agreement. In the event the merger agreement is terminated prior to completion of the transaction, under substantially all circumstances, all outstanding debt under the line of credit and letters of credit will become immediately due and payable, and we will need to obtain additional financing or complete another merger or sale transaction to repay our indebtedness in order to continue as a going concern. If we are unable to repay our indebtedness under this credit facility, the Blum trust may foreclose on substantially all of our assets.

         In addition, since August 30, 2001, Mr. Blum has agreed to guarantee certain obligations of ours to our credit card processors. In connection with these guarantees, we entered into reimbursement agreements and security agreements with Mr. Blum, which agreements require that we repay any amounts he pays under the guarantees and that such obligations are secured by security agreements for substantially all of our assets. If we are unable to repay any of these amounts paid by Mr. Blum on our behalf, Mr. Blum may foreclose on substantially all of our assets.

Our common stock was delisted from the Nasdaq National Market

         On August 14, 2001, the Nasdaq National Market delisted our common stock. Our common stock is quoted and currently trading on the OTC Bulletin Board. The trading volume of our shares of our common stock may decline significantly or cease altogether, and the market price of our common stock may decline further, and you may lose some or all of your investment.

We have incurred substantial losses and we may continue to incur losses for the foreseeable future

         We have not achieved profitability since our inception, and we incurred net losses of $97.0 million and $61.2 million for the nine month periods ended September 30, 2000 and 2001, respectively. Although we recently initiated a restructuring of our business designed, in part, to significantly reduce costs in a number of areas, we expect to continue to incur substantial costs and expenses related to:

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

         If we are unable to manage and reduce our operating expenses and costs, while at the same time increasing our gross margins and without experiencing a significant deterioration in our sales volumes, we will be unable to achieve positive operating cash flow. If we do not achieve positive operating cash flow in a timely manner that is consistent with our operating plan, our business could fail. In the first three quarters of 2001, our revenues decreased substantially from prior periods. As a result, we believe that we will continue to incur substantial operating losses in the near term and we may never achieve profitability.

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

         Besides the financing commitments provided as a part of our merger with SB Acquisition, Inc., we do not have any commitments for additional financing and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we would not be able to fund our operations, and our business will fail.

SOFTBANK and its affiliates control a majority of our outstanding common stock which enables them to control many significant corporate actions

         SOFTBANK and its affiliates own approximately 28% of our outstanding stock as of September 30, 2001. In addition, as a result of a voting trust agreement with our largest stockholder, approximately 44% of our stock outstanding as of September 30, 2001 must be voted by the trustees to mirror the voting of all shares that are not subject to the terms of the voting trust agreement on significant stockholder actions, as defined in the voting trust agreement. On routine stockholder actions, the trustees have the discretion to vote the trust shares in any manner determined by a majority of the trustees. Because SOFTBANK and its affiliates will control a majority of the shares not subject to the voting trust, they effectively control the majority of our common stock on significant corporate actions. This control by SOFTBANK and its affiliates could have a substantial impact on matters requiring the vote of the stockholders, including the decision to merge with

SB Acquisition, Inc. As a part of the merger with SB Acquisition, Inc., the SOFTBANK affiliates executed a voting agreement with us in which they agreed to vote their shares in favor of the merger if a majority of the holders of common stock, excluding those shares held by SOFTBANK and Scott Blum and their affiliates, vote in favor of the merger. If SOFTBANK and its affiliates are not contractually obligated to vote in favor of the merger, then SOFTBANK and its affiliates could effectively control the decision to merge, or not, with SB Acquisition, Inc.

We rely on a relatively new management team and need to retain our existing personnel to effectively operate our business

         Our success depends, in part, upon our ability to successfully transition our new management team and to retain our existing management. Further, our business is largely dependent on the personal efforts and abilities of other members of our senior management, as well as other key personnel. In January and February 2001, we terminated the employment of approximately 104 employees, and in August 2001, we terminated approximately 50 other employees, and the retention of our remaining employees is key to our success. Any of our officers or employees can terminate their employment relationship at any time. We do not maintain key person life insurance on any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

Our business may suffer as a result of our reduction in workforce

         In January and February 2001, we initiated a restructuring of our business and terminated the employment of approximately 104 employees, and in August 2001, we terminated approximately 50 other employees. These reductions in workforce may negatively impact our ability to conduct business and serve our customers, distributors and vendor partners in a manner comparable with past practice, which could cause our business to suffer significantly. Further, our workforce reduction and loss of key management personnel could cause concern among our distributors, vendors, third party advertisers and other critical corporate relationships.

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

We are dependent on several third party providers to fulfill a number of our retail functions. If these parties are unwilling or unable to continue providing services to us, our business could be seriously harmed

         We are currently dependent on our distribution and fulfillment providers to manage inventory, process orders and distribute products to our customers in a timely manner. In addition to our contract with Ingram Micro for computer hardware and software products and for the fulfillment of our consumer electronics products, we have supply and distribution contracts with Ingram Entertainment Inc. for videos, DVDs and games, Direct Source Distributing, Inc. for our clearance products, Valley Media, Inc. for music products, and Global Trade, Inc. and DBL Distributing, Inc. for consumer electronics products. We do not have long-term agreements with any of these third parties. We purchase all of our books from the Ingram Book Company, which are shipped and processed by Ingram Fulfillment Services, Inc. We are also dependent on various supply and fulfillment partners, including Brightpoint, Inc., and various wireless service providers for the products and services offered in our wireless store. If we do not maintain our existing relationships with these providers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at low prices, and customers may refuse to shop at our online store. In addition, manufacturers may decide, for reasons outside our control, not to offer particular products for sale on the Internet. If we are unable to supply products to our customers, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business will suffer severely.

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

       -  our ability to maintain the operation of our specialty stores;

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

         In July and August 2001, several class action lawsuit were filed against the us in the U.S. District Court for the Southern District of New York alleging, among other things, that our prospectus failed to disclose excessive commissions earned by the underwriters of our IPO and alleging that the underwriters engaged in conduct that artificially inflated the price of our stock. The cases seek an undisclosed amount of damages.

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

         We believe that the primary competitive factors in the online market include brand recognition, price, product selection, ease of use, customer service, available content and value added services. We currently compete with a variety of online vendors that specialize in computer hardware and software products, as well as those who sell books, music, videos,

DVDs and other entertainment products, consumer electronics and wireless products and services. Moreover, all of the products we sell in our online stores are typically available from traditional retailers. Consequently, we must compete with companies in the online commerce market as well as the traditional retail industry.

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

Our stock price may be volatile and has recently declined in a significant way

         The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

     - variations in our operating results, such as our inability to meet our estimated revenue targets;

     - our ability, or inability, to raise additional working capital;

     - announcements of technological innovations, new services or product lines by us or our competitors;

     - the failure to complete our merger with SB Acquisition, Inc.;

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

          From February 8, 2000 (the first day of public trading of our common stock), through September 30, 2001, the high and low sales prices for our common stock fluctuated between $27.50 and $0.08. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the price of our common stock to fall.

A large number of shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well

          A substantial number of shares of our common stock are eligible for resale as a result of the expiration of time restrictions imposed by law and by contract. We have also implemented an employee equity incentive program that provides for the issuance of shares of common stock to certain executives that may also be sold. Sales of such additional shares could reduce the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On February 28, 2001, we filed suit against the PGA Tour in federal district court, Central District of California, for breach of contract based on our BUY.COM Tour sponsorship agreement with the PGA Tour. We claim that the PGA Tour entered into an agreement with another party to provide e-commerce services to them in violation of our agreement. We are seeking rescission of our agreement, a return of our sponsorship fees, including those secured by a $17,000,000 letter of credit, and additional damages. In March 2001, the PGA Tour filed a counterclaim against us in the federal district court in the Central District of California. The counterclaim alleges that we breached our contract with them by declaring our sponsorship agreement to be terminated, by demanding that the PGA Tour cease all uses of our trademark, by breaching the confidentiality provisions of our agreement with them and by taking action that adversely affects the goodwill of the BUY.COM Tour. The PGA Tour seeks damages in excess of $75,000 and attorneys' fees. Discovery is underway and a trial is set for February 2002.

         On July 11, 2001, a class action complaint, titled Joel Abrams v.BUY.COM, was filed against us, in addition to certain of our of officers and/or directors, and our underwriters that participated in the IPO process, alleging a violation of federal securities laws. Since July 11, 2001, several other similar class action complaints have been filed against us including:
Richard Taylor v. BUY.COM (filed July 23, 2001), Robert Berkowtiz v. BUY.COM (filed July 16, 2001), Rutherford Dawson v. BUY.COM (filed August 1, 2001), Haas
v. BUY.COM (filed August 15, 2001), Goodman Espstein v. BUY.COM (filed August 10, 2001), Leo and Josie Castillo v. BUY.COM (filed August 15, 2001) and Mohammad Jawed Akhtar v. BUY.COM (filed August 17, 2001). Each of the class actions were filed in the United States District Court, Southern District of New York on behalf of purchasers of Buy.com securities during the period between February 7, 2000 and December 6, 2000. The complaints allege that our prospectus was materially false and misleading because it failed to disclose, among other things, that our underwriters had solicited and received excessive and undisclosed commissions from certain investors. The lawsuits also allege that the underwriters engaged in actions that artificially inflated the price of the stock. Greg Hawkins and Mitch Hill have been named as defendants in each of these cases in connection with their capacity as former officers and/or directors of Buy.com. Mr. Hawkins and Mr. Hill have indemnification agreements with us. We believe that other similar cases may have been filed against us that are not yet known. As of the date of this report, we have not yet responded to any of these complaints and each case is in its early stages.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds from Sales of Registered Securities. On February 11, 2000, we completed an initial public offering (the "Offering") of our common stock, $0.0001 par value. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-89737) that was declared effective by the SEC on February 7, 2000. All 16,100,000 shares of common stock registered under the Registration Statement (including 2,100,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $13.00 per share. After deducting the underwriting discounts and commissions and Offering expenses, we received net proceeds from the Offering of approximately $192.1 million. As of September 30, 2001, we had used all of the net proceeds from the Offering for capital expenditures associated with system upgrades and expansion, marketing activities, including our sponsorship of the buy.com Tour, repayment of certain indebtedness, investments in our joint ventures, and to fund operating losses and for working capital all as described elsewhere in this report. Except for the repayment of a $5.0 million debt to The Scott A. Blum Separate Property Trust, none of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of our or their associates, persons owning 10% or more of any class of equity securities, or an affiliate of ours, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         2.1 Agreement and Plan of Merger dated as of August 10, 2001 by and between SB Acquisition, Inc., SB Merger Sub, Inc. and Buy.Com Inc. (1)

         4.1 Voting Agreement dated August 10, 2001 by and between Buy.Com Inc. and Softbank America, Inc. and its affiliates (1)

         10.1 Bridge Financing Credit Agreement dated August 10, 2001 by and between Buy.Com Inc. and the Scott A. Blum Separate Property Trust u/d/t 8/2/95 (1)

         10.2 Security Agreement dated August 10, 2001 by and between Buy.Com Inc. and the Scott A. Blum Separate Property Trust u/d/t 8/2/95 (1)

         10.3 Escrow Agreement dated August 10, 2001 by and between SB Acquisition Inc., Buy.Com Inc. and First American Trust (2)

         10.4 Reimbursement Agreement dated as of August 30, 2001 by and between Scott A. Blum and Buy.Com Inc. (2)

         10.5 Security Agreement dated as of August 30, 2001 by and between Scott A. Blum and Buy.Com Inc. (2)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K, filed August 29, 2001.

         (2) Incorporated by reference to the Company's Schedule 13E-3, filed on August 31, 2001

B.       Reports on Form 8-K

         1. Current Report on Form 8-K, filed August 29, 2001 describing the Agreement and Plan of Merger with SB Acquisition, Inc., SB Merger Sub, Inc. and Scott A. Blum, the Voting Agreement with SoftBank America, Inc. and its affiliates, and the Bridge Financing Credit Agreement with the Scott A. Blum Separate Property Trust.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUY.COM INC.
                                   (Registrant)


                                          /s/ Robert R. Price
                                   By:__________________________________________
                                          Robert R. Price
                                          President and Chief Financial Officer
                                          (principal financial and accounting
                                          officer)

Dated:  November 14, 2001

                                 EXHIBIT INDEX

         Exhibit Number                              Description
A.       Exhibits

         2.1 Agreement and Plan of Merger dated as of August 10, 2001 by and between SB Acquisition, Inc., SB Merger Sub, Inc. and
                  Buy.Com Inc. (1)

         4.1      Voting Agreement dated August 10, 2001 by and between Buy.Com
                  Inc. and Softbank America, Inc. and its affiliates (1)

         10.1 Bridge Financing Credit Agreement dated August 10, 2001 by and between Buy.Com Inc. and the Scott A. Blum Separate Property
                  Trust u/d/t 8/2/95 (1)

         10.2     Security Agreement dated August 10, 2001 by and between
                  Buy.Com Inc. and the Scott A. Blum Separate Property Trust u/d/t 8/2/95 (1)

         10.3     Escrow Agreement dated August 10, 2001 by and between SB
                  Acquisition Inc., Buy.Com Inc. and First American Trust (2)

         10.4 Reimbursement Agreement dated as of August 30, 2001 by and between Scott A. Blum and Buy.Com Inc. (2)

         10.5 Security Agreement dated as of August 30, 2001 by and between Scott A. Blum and Buy.Com Inc. (2)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K, filed August 29, 2001.

         (2) Incorporated by reference to the Company's Schedule 13E-3, filed on August 31, 2001

B.       Reports on Form 8-K

         1. Current Report on Form 8-K, filed August 29, 2001 describing the Agreement and Plan of Merger with SB Acquisition, Inc., SB Merger Sub, Inc.
and Scott A. Blum, the Voting Agreement with SoftBank America, Inc. and its affiliates, and the Bridge Financing Credit Agreement with the Scott A. Blum
Separate Property Trust.